Form 10-Q
period 1996-09-30
FLORIDA COAST PAPER CO LLC; FLORIDA COAST PAPER FINANCE CORP
filed 1996-11-14
CIK 1018221, 1018684

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996          Commission File No.
                                                                 333-8023
                                                                 333-8023-01
                                  ------------

                       FLORIDA COAST PAPER COMPANY, L.L.C.
                        FLORIDA COAST PAPER FINANCE CORP.
           (Exact names of registrants as specified in their charters)


         Delaware                                                59-3379704
         Delaware                                                59-3379707

(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                              identification no.)

600 U.S. Highway 98, Port St. Joe, FL                              32456
(Address of principal executive offices)                         (Zip code)

       Registrant's telephone number, including area code: (904) 227-1171

                                    ---------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes                                No    X
                      ------                            --------

       As of November 14, 1996, there were 40,000 units of Florida Coast Paper Company, L.L.C.'s Common Member Interest outstanding and there were 1,000 shares of Common Stock of Florida Coast Paper Finance Corp. outstanding.


                                  Page 1 of 18
                         Exhibit index begins on page 16

                       FLORIDA COAST PAPER COMPANY, L.L.C.
                       FLORIDA COAST PAPER FINANCE CORP.
                       1996 QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30,1996
                                TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements (Unaudited):                                  Page

         Consolidated Balance Sheet as of September 30, 1996
         and the Balance Sheet of St. Joe Forest Products
         Company - Linerboard Mill Operations (the "Predecessor")
         as of December 31, 1995                                               1

         Consolidated Statement of Operations for the three months
         ended September 30, 1996 and Statement of Operations of the
         Predecessor for the three months ended September 30, 1995             2

         Consolidated Statement of Operations for the four month period from May 30, 1996 to September 30, 1996 and the Predecessor's Statements of Operations for the five month period from
         January 1, 1996 to May 30, 1996 and the nine
         months ended September 30, 1995                                       3

         Consolidated Statement of Cash Flows for the four month period from May 30, 1996 to September 30, 1996 and the Predecessor's Statements of Cash Flows for the five month period from
         January 1, 1996 to May 30, 1996 and the nine
         months ended September 30, 1995                                       4

         Notes to Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    9

Part II - Other Information

Item 1.  Legal Proceedings                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    16

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

                       FLORIDA COAST PAPER COMPANY, L.L.C.

                                  BALANCE SHEET
                             (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                               Predecessor            Florida Coast
                                                                            December 31, 1995       September 30, 1996
                                                                                                      (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Current Assets:
     Cash and cash equivalents ...................................               $     --               $   7,990
     Accounts receivable from Joint Venture Partners .............                     --                  11,641
     Accounts receivable .........................................                  9,249                   1,045
     Inventories .................................................                 14,632                  13,560
     Other .......................................................                  1,143                   1,211
                                                                                 --------               ---------
         Total current assets ....................................                 25,024                  35,477
                                                                                 --------               ---------
     Property, plant and equipment, net of accumulated
         depreciation ............................................                169,424                 188,927
     Deferred debt issuance costs ................................                     --                   8,010
                                                                                 --------               ---------
     Total assets ................................................               $194,448               $ 232,384
                                                                                 --------               ---------
Current liabilities:
     Accounts payable ............................................               $  7,746               $  10,993
     Amounts due to Joint Venture Partners .......................                     --                     150
     Accrued liabilities .........................................                  1,354                   6,287
     Accrued interest ............................................                     --                   7,012
     Accrued reserves ............................................                  2,056                      --
                                                                                 --------               ---------
         Total current liabilities ...............................                 11,156                  24,442
                                                                                 --------               ---------
Long-term debt:
     Notes .......................................................                     --                 165,000
     Seller Note .................................................                     --                  10,445
Accrued reserves .................................................                  2,379                      --
Deferred income taxes ............................................                 33,553                      --
Commitments and contingencies (Note 5)
         Total liabilities .......................................                 47,088                 199,887
Members' equity:
     Contributed capital .........................................                     --                  40,000
     Accumulated deficit .........................................                     --                  (7,503)
         Total members' equity ...................................                     --                  32,497
Equity in net assets .............................................                147,360                      --
                                                                                 --------               ---------
Total liabilities and equity .....................................               $194,448               $ 232,384
                                                                                 ========               =========

 The accompanying footnotes are an integral part of these financial statements.

                       FLORIDA COAST PAPER COMPANY, L.L.C.

                             STATEMENT OF OPERATIONS
                 Three months ended September 30, 1995 and 1996
                                   (Unaudited)
                             (Dollars in thousands)


                                                          -----------------------------------------------------------------
                                                                      Predecessor               Florida Coast
                                                                  Three months ended          Three months ended
                                                                  September 30, 1995           September 30, 1996
                                                          ------------------------------      -----------------------------

Net sales.................................................            $ 44,670                     $  43,496
Cost of sales.............................................              38,511                        43,393
Selling, general and administrative
     expenses.............................................                 772                           464
                                                                      --------                     ---------
     Operating profit (loss)..............................               5,387                         (361)
                                                                       -------                     ---------
Other income (expense):
     Interest income......................................                 680                           149
     Interest expense.....................................                  --                       (5,742)
     Other income, net....................................                  36                           277
                                                                      --------                     ---------

Income (loss) before income taxes.........................               6,103                       (5,677)
Provision (benefit) for income taxes......................               2,261                         (312)
                                                                    ----------                     ---------
Net income (loss).........................................          $    3,842                     $ (5,365)
                                                                    ==========                     =========

  The accompanying footnotes are an integral part of these financial statements.

                       FLORIDA COAST PAPER COMPANY, L.L.C.

                             STATEMENT OF OPERATIONS
                  Nine months ended September 30, 1995 and 1996
                                   (Unaudited)
                             (Dollars in thousands)


                                                                      Predecessor                      Florida Coast
                                                     -------------------------------------------     -----------------
                                                                               Five month period     Four month period
                                                     Nine months ended               ended                 ended
                                                     September 30, 1995          May 30, 1996        September 30, 1996
                                                     ------------------         --------------      -------------------

Net sales ......................................         $177,158                   $ 67,670               $ 57,775
Cost of sales ..................................          135,192                     68,979                 57,871
Selling, general and administrative
expenses .......................................            2,663                      1,409                    723
                                                         --------                   --------               --------
    Operating profit (loss) ....................           39,303                     (2,178)                  (819)
                                                         --------                   --------               --------
Other income (expense):
    Interest income ............................            1,388                         --                    173
    Interest expense ...........................               --                         --                 (7,698)
    Other income, net ..........................            1,291                        152                    404
                                                         --------                   --------               --------

Income (loss) before income taxes ..............           41,982                     (2,566)                (7,940)
Provision (benefit) for income taxes ...........           15,558                       (951)                  (437)
                                                         --------                   --------               --------
Net income (loss) ..............................         $ 26,424                   $ (1,615)              $ (7,503)
                                                         ========                   ========               ========

 The accompanying footnotes are an integral part of these financial statements.

                       FLORIDA COAST PAPER COMPANY, L.L.C.

                             STATEMENT OF CASH FLOWS
                  Nine months ended September 30, 1995 and 1996
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          Predecessor                           Florida Coast
                                                     -------------------------------------------------     ------------------------
                                                        Nine months ended     Five month period ended      Four month period ended
                                                        September 30, 1995           May 30, 1996             September 30, 1996
                                                        ------------------           ------------             ------------------

Cash flows from operating activities
    Net income (loss) .............................         $ 26,424                  $ (1,615)                $  (7,503)
    Adjustments to reconcile net income
       (loss) to cash provided by operating
       activities:
    Depreciation ..................................           17,761                    10,335                     4,457
    Amortization of deferred debt issuance
       costs and deferred interest
       expense ....................................               --                        --                       685
    Increase (decrease) in deferred income
    taxes .........................................            2,265                      (198)                       --
    Changes in operating assets and
       liabilities:
       Accounts receivable ........................            3,711                     3,324                    (6,879)
       Inventories, net ...........................           (3,900)                      630                       778
       Other current assets .......................             (893)                     (304)                     (901)
       Accounts payable ...........................           (6,270)                      402                     1,454
       Amounts due to Joint Venture
          Partners ................................               --                        --                       150
       Accrued liabilities ........................            3,193                       820                     4,490
       Accrued interest ...........................               --                        --                     7,012
                                                            --------                  --------                 ---------
    Cash provided by operating activities .........           42,291                    13,394                     3,743
                                                                                      --------                 ---------
Cash Flows from investing activities:
    Capital expenditures for property, plant
       and equipment ..............................          (16,875)                   (4,160)                   (2,219)
    Payments made for business acquired ...........               --                        --                  (200,284)
                                                            --------                  --------                 ---------
       Cash used in investing activities ..........          (16,875)                   (4,160)                 (202,503)
                                                            --------                  --------                 ---------
Cash flows from financing activities:
    Change in intercompany accounts ...............          (38,977)                   (9,234)                       --
    Borrowings ....................................               --                        --                   175,500
    Repayment on borrowings .......................               --                        --                      (500)
    Capital contributions from Joint Venture
       Partners ...................................               --                        --                    40,000
    Payment of debt issuance costs ................               --                        --                    (8,250)
                                                            --------                  --------                 ---------
       Cash (used in) provided by financing
          activities ..............................          (38,977)                   (9,234)                  206,750
                                                            --------                  --------                 ---------
Net (decrease) increase in cash and cash
    equivalents ...................................          (13,561)                       --                     7,990
Cash and cash equivalents at
    beginning of period ...........................           13,561                        --                        --
                                                            --------                  --------                 ---------
Cash and cash equivalents at end of
    period ........................................         $     --                  $     --                 $   7,990
                                                            ========                  ========                 =========

 The accompanying footnotes are an integral part of these financial statements.

                       FLORIDA COAST PAPER COMPANY, L.L.C.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Nature of Operations

     Florida Coast Paper Company, L.L.C. (the "Company" or "Florida Coast") was formed for the purpose of purchasing a paperboard mill (the "Mill") from St. Joe Forest Products Company ("SJFP"), a wholly owned subsidiary of St. Joe Paper Company ("SJPC"). Florida Coast is a joint venture between Stone Container Corporation ("Stone") and Four M Corporation ("Four M") (together, "the Joint Venture Partners").

     On November 1, 1995, SJPC, SJFP, St. Joe Container Company ("SJCC"), Four M and Florida Coast entered into an Asset Purchase Agreement, as amended (the "Acquisition Agreement"), pursuant to which, on May 30, 1996, Florida Coast acquired the assets of the Mill for a purchase price of $185.0 million for the fixed assets, plus approximately $17.4 million for working capital, subject to an adjustment for changes in working capital which is described in Note 5. The funds required to consummate the purchase of the Mill and pay related transaction costs consisted of (1) $165.0 million from the proceeds of the issuance of 12 3/4% Series A First Mortgage Notes due 2003 (the "Old Notes"),
(2) $40.0 million of equity contributed by Florida Coast Paper Holding Co., L.L.C. and its subsidiary, and (3) a $10.0 million subordinated note of Florida Coast issued to SJFP pursuant to the Acquisition Agreement (the "Seller Note"). The Mill is engaged in the manufacture of mottled white and unbleached kraft linerboard.

     Florida Coast Paper Finance Corp. ("Finance Corp.") is a wholly owned subsidiary of Florida Coast that was incorporated for the purpose of serving as co-issuer of the Old Notes in order to facilitate the offering of the Old Notes and Florida Coast's offer to exchange its Old Notes for its registered 12 3/4% Series B First Mortgage Notes due 2003 (the "Notes"). Finance Corp. does not have any revenues; therefore, separate financial statements of Finance Corp. have not been included in the financial statements included herein.

NOTE 2 - Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements, footnote disclosures and other information included herein should be read in conjunction with the financial statements and the notes thereto included in Florida Coast's financial statements as of June 30, 1996 and for the period from May 30, 1996 to June 30, 1996 and for the year ended December 31, 1995 with respect to SJPC included in the Registration Statement on Form S-4, as amended, that was filed with the Securities and Exchange Commission.

     The accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present Florida Coast's financial position as of September 30, 1996 and the results of operations for the three months ended September 30, 1996 and the period from May 30, 1996 to September 30, 1996 and cash flows for the period between May 30, 1996 and September 30, 1996 and SJFP's financial position as of December 31, 1995 and the results of operations for the three and nine month periods ended September 30, 1995 and the period from January 1, 1996 to May 30, 1996 and the cash flows for the nine months ended September 30, 1995 and the period from January 1, 1996 to May 30, 1996. Results for interim periods are not necessarily indicative of results for the entire year.

     The results of operations for the three and nine month periods ended September 30, 1995 and the period from January 1, 1996 to May 30, 1996, cash flows for the nine month period ended September 30, 1995 and the period from January 1, 1996 to May 30, 1996 and the statement of financial position as of December 31, 1995 do not reflect the results of operations of SJFP's wholly owned subsidiaries.

NOTE 3 - Related Party Transactions

St Joe Forest Products - Linerboard Mill Operations

     For the results of operations for the three and nine month periods ended September 30, 1995 and the period from January 1, 1996 to May 30, 1996, cash flows for the nine month period ended September 30, 1995 and the period from January 1, 1996 to May 30, 1996 and for the statement of financial position as of December 31, 1995:

     The intercompany transactions described below may or may not be indicative of what such transactions would have been had SJFP operated either as an unaffiliated entity or in affiliation with another entity.

     An allocation of costs of overhead of SJPC is included in selling, general and administrative expenses, SJPC provided services for SJFP in treasury, taxes, benefits administration and legal support and other financial systems and support, SJPC's budgeted overhead was allocated based on a formula that equally weighted each of its subsidiary's proportional share of payroll, sales and fixed assets. This formula is considered by management to be a reasonable measure of the use of corporate resources by each subsidiary. SJFP was billed approximately $240,000, $720,000 and $400,000 for such services for the three and nine months ended September 30, 1995 and the period from January 1, 1996 to May 30, 1996, respectively.

     Sales to SJCC, a wholly owned subsidiary of SJFP, amounted to approximately $26,203,000, $88,106,000 and $36,834,000 representing approximately 47,000,
     167,000 and 78,000 tons for the three and nine months ended September 30, 1995 and the period from January 1, 1996 to May 30, 1996, respectively. Pricing for these transactions was based on the prices published in Pulp & Paper Week Price Watch: Paper and Paperboard, an industry trade publication. In addition, SJFP purchased both linerboard and corrugating medium for SJCC from outside suppliers. The price paid by SJFP for this rollstock was negotiated with each supplier. SJCC was charged for this rollstock at the prices published in Pulp & Paper Week.

     Purchases of pulpwood and wood chips from St. Joseph Land and Development Company, a wholly owned subsidiary of SJFP, amounted to approximately $12,098,000, $41,564,000 and $16,932,000 representing approximately
     451,000, 1,526,000 and 570,000 tons for the three and nine months ended September 30, 1995 and the period from January 1, 1996 to May 30, 1996, respectively.

     SJFP shipped the majority of its product via Appalachicola Northern Railroad, a subsidiary of SJPC. Amounts billed for freight amounted to approximately $811,000, $3,281,000 and $1,241,000 for the three and nine months ended September 30, 1995 and the period from January 1, 1996 to May 30, 1996, respectively.

Florida Coast

     For the results of operations for the three months ended September 30, 1996 and the period from May 30, 1996 to September 30, 1996, cash flows for the period from May 1, 1996 to September 30, 1996 and for the statement of financial position as of September 30, 1996:

     Pursuant to the Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase from Florida Coast one-half of the Mill's entire linerboard production at a price that is $25 per ton below the price of such product published in Pulp & Paper Week, an industry trade publication, subject to a minimum purchase price, which minimum purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. Furthermore, in addition to an initial investment of $40 million in Florida Coast, the Joint Venture Partners have severally agreed to provide Florida Coast with a $20 million subordinated line of credit for general corporate purposes (the "Subordinated Credit Facility"). At September 30, 1996, there was no balance outstanding under the Subordinated Credit Facility.

     At September 30, 1996, pursuant to the Output Purchase Agreement, each of the Joint Venture Partners was required to pay the Company an additional $3,337,500 for the linerboard produced by the Mill during the three month period ended September 30, 1996 to enable the Company to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. These amounts have been included in net sales for the three month period ended September 30, 1996.

     Florida Coast had net receivables from the Joint Venture Partners of approximately $11,641,000 at September 30, 1996.

     Stone provides certain services to the Company including engineering, purchasing, transportation and computer information services. The Company has also entered into a procurement agreement with Stone pursuant to which Stone will procure wood fiber, at market values, on behalf of the Company.

NOTE 4 - Inventories

     Inventories of SJFP as of December 31, 1995 and Florida Coast as of September 30, 1996 are summarized as follows:

                                      December 31, 1995     September 30,1996
                                      -----------------     -----------------
                                                 (Dollars in thousands)
   Raw materials and supplies                  $10,746          $12,085
   Finished goods and work in progress           3,886            1,475
                                               -------          -------

               Total inventories               $14,632          $13,560
                                               =======          =======


NOTE 5 - Commitments and Contingencies

     Florida Coast is involved in certain litigation primarily arising in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on Florida Coast's financial position, liquidity, or results of operations.

     Florida Coast is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. It is Florida Coast's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

     Florida Coast is currently a party to, or involved in, legal proceedings involving environmental matters such as alleged discharges into water or soil. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity or results of operations of Florida Coast.

     The Acquisition Agreement discussed in Note 1 provides for a post-closing adjustment to adjust for actual working capital acquired at May 30, 1996. SJFP has delivered to Florida Coast its preliminary balance sheet as of May 30, 1996 and, based on such balance sheet, has paid approximately $2,148,000 to Florida Coast as a purchase price adjustment. Florida Coast believes that the purchase price adjustment amount is understated and has notified SJFP of its position pursuant to the Acquisition Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis should be read in conjunction with the financial statements of the Predecessor and the Company and the notes thereto included elsewhere in this Form 10-Q. The results of operations of the Predecessor for the period from January 1, 1996 to May 30, 1996 and the results of operations of the Company for the period from May 30, 1996 to September 30, 1996 have been combined to present the results of operations for the nine months ended September 30, 1996.

     The linerboard market is highly cyclical and sensitive to changes in industry capacity and economic conditions, which in turn, will impact the selling prices for the Company's products. Selling prices for the Mill's products have historically been the primary determinant of the Mill's financial performance. Recently, prices for the Mill's products have declined as a result of increased capacity in the industry and decreased demand for such products. Consequently, in December 1995 and January 1996, one of the Mill's paper machines was temporarily shut down for maintenance and to decrease excess inventory. In order to prevent excess increases in inventory, the Mill experienced further downtime of both of its paper machines from April 7, 1996 through May 6, 1996. In addition, both of the Mill's paper machines were shut down during July 1996 for annual maintenance.

     Pursuant to the Output Purchase Agreement, each of the Joint Venture Partners will purchase from the Company one-half of the Mill's entire linerboard production at a price that is $25 per ton below the price of such product published in Pulp & Paper Week, an industry trade publication, under the section entitled "Price Watch: Paper and Paperboard," subject to a minimum purchase price, which minimum purchase price is intended to generate sufficient funds to cover cash operations cost, cash interest expense and maintenance capital expenditures. The Company must also use its best efforts to operate the Mill at a production rate not less than the average capacity utilization rate of domestic linerboard producers.

     At September 30, 1996, pursuant to the Output Purchase Agreement, each of the Joint Venture Partners was required to pay the Company an additional $3,337,500 for the linerboard produced by the Mill during the three month period ended September 30, 1996 to enable the Company to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. Since such price adjustments pursuant to the Output Purchase Agreement are made retroactively on a quarterly basis, the Company anticipates that it will need to draw down on the Subordinated Credit Facility to supplement its cash flow in order to meet its 1996 debt service requirements.

Results of Operations

           The following table sets forth certain statement of operations data and such data as a percentage of net sales for the periods indicated:

                                Three Months Ended Sept. 30,                           Nine Months Ended Sept. 30,
                           -----------------------------------------------    -------------------------------------------
                                                                                                            1996
                                1995                    1996                         1995                (Combined)
                           -----------------------------------------------    ------------------------------------------

                                          Percent of             Percent of               Percent of           Percent of
                                Amount    Net Sales    Amount    Net Sales      Amount    Net Sales   Amount   Net Sales
                                ------    ---------    ------    ---------     ------    ---------    ------   ---------
Net Sales ...............      $ 44.7       100%     $ 43.5        100%      $ 177.2       100%     $ 125.4     100%
Cost of sales ...........        38.5       86.1       43.4        99.8        135.2       76.3       126.9     101.2
Selling, general and
  administrative ........         0.8        1.8        0.5         1.1          2.7        1.5         2.1       1.7
Other income (expense) ..         0.7        1.5       (5.3)      (12.2)         2.7        1.5        (6.9)     (5.5)
Income (loss) before
     provision  for
     income  taxes ......         6.1       13.6       (5.7)      (13.1)        42.0       23.7       (10.5)     (8.4)
Provision (benefit)
     for income taxes ...         2.3        5.1       (0.3)       (0.7)        15.6        8.8        (1.4)     (1.1)
Net income (loss) .......      $  3.8        8.5%    $ (5.4)      (12.4)%    $  26.4       14.9%    $  (9.1)     (7.3)%

     The discussion which follows concerning the third quarter results of operations combines the five month period ended May 30, 1996 of the Predecessor and the four month period ended September 30, 1996 of the Company in order to establish the third quarter period for comparison purposes only.

Nine Months Ended September 30, 1996 (Combined) Compared to Nine Months Ended September 30, 1995

     Net sales declined $51.8 million, or 29.2%, to $125.4 million for the nine months ended September 30, 1996 from $177.2 million for the nine months ended September 30, 1995. This decline was attributable to declines in both sales volume and unit prices. Sales volume declined 5.6% to approximately 307,311 tons for the nine months ended September 30, 1996 from approximately 325,455 tons for the nine months ended September 30, 1995. The decline in volume which occurred during the period from January 1, 1996 to May 30, 1996 was due, in part, to a decrease in industry wide demand. In addition, the Mill's paper machines were periodically shut down during the nine months ended September 30, 1996 in order to stabilize inventory and for annual maintenance. Average gross selling prices per ton for unbleached kraft and mottled white linerboard decreased approximately 24.9% and approximately 19.4%, respectively. The mottled white linerboard shipments decreased to 39.4% of total shipments from 54.3%, while unbleached kraft linerboard shipments increased from 45.7% to 60.6% primarily as a result of competition from a new manufacturer.

     Cost of sales decreased $8.3 million, or 6.1%, to $126.9 million for the nine months ended September 30, 1996 from $135.2 million for the nine months ended September 30,

1995. This decline was primarily due to a 5.6% decline in sales volume. In addition, cost of sales as a percentage of net sales increased to 101.2% for the nine months ended September 30, 1996 from 76.3% in the nine months ended September 30, 1995 primarily due to the decreases in selling prices and sales volume.

     The Company's selling, general and administrative expenses decreased $0.6 million, or 22%, to $2.1 million for the nine month period ended September 30, 1996 from $2.7 million in the nine month period ended September 30, 1995. This decline was due, in part, to the elimination of the Mill's sales department which is no longer necessary as a result of the Output Purchase Agreement.

     For the reasons noted above and as a result of a $7.7 million increase in the Company's interest expense arising under the Notes, the Company's net income
(loss) decreased to $(9.1) million in the nine month period ended September 30, 1996 from $26.4 million in the nine month period ended September 30, 1995.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Net sales declined $1.2 million, or 2.7%, to $43.5 million for the three months ended September 30, 1996 from $44.7 million for the three months ended September 30, 1995. Average gross selling prices per ton for unbleached kraft and mottled white linerboard decreased approximately 37.6% and approximately 34.8%, respectively. These decreases in average gross selling prices were only partially offset by a 48.1% increase in sales volume to approximately 116,636 tons for the three months ended September 30, 1996 from 78,745 tons for the three months ended September 30, 1995.

     Cost of sales increased $4.9 million, or 12.7%, to $43.4 million for the three months ended September 30, 1996 from $38.5 million for the three months ended September 30, 1995 primarily as a result of increased sales volume. In addition, cost of sales as a percentage of net sales increased to 99.8% for the three months ended September 30, 1996 from 86.1% for the three months ended September 30, 1995 primarily due to decreases in selling prices.

     The Company's selling, general and administrative expenses decreased $0.3 million, or 37.5%, to $0.5 million for the three month period ended September 30, 1996 from $0.8 million in the three month period ended September 30, 1995. This decline was due, in part, to the elimination of the Mill's sales department which is no longer necessary as a result of the Output Purchase Agreement.

     For the reasons noted above and as a result of a $5.7 million increase in the Company's interest expense under the Notes, the Company's net income (loss) decreased to $(5.4) million in the three month period ended September 30, 1996 from $3.8 million in the three month period ended September 30, 1995.

Liquidity and Capital Resources

     Historically, the Mill has met its liquidity requirements through cash flows from operations and intercompany advances from SJPC. The Company's principal liquidity requirements consist of debt service under the Notes and funding of capital expenditures.

     The Company has outstanding approximately $175.5 million of indebtedness, consisting of the Notes and the Seller Note. Pursuant to the terms of the Seller Note, the Company expects to pay interest in kind on the Seller Note. To the extent the Company borrows funds under the Subordinated Credit Facility, additional interest and principal payments will be required. Since the price adjustments made pursuant to the Output Purchase Agreement are made retroactively on a quarterly basis, the Company anticipates that it will need to draw down on the Subordinated Credit Facility to supplement its cash flow in order to meet its 1996 debt service requirements.

     The Company's cash provided by operating activities decreased to $17.1 million in the nine months ended September 30, 1996 from $42.3 million in the nine months ended September 30, 1995 primarily due to the decrease in net income which was partially offset by changes in working capital requirements. Cash used in investing activities increased to $(206.7) million in the nine month period ended September 30, 1996 from $(16.9) million in the nine month period ended September 30, 1995 as a result of the acquisition. Cash provided by financing activities was $197.5 million in the nine month period ended September 30, 1996, due principally to the issuance of the Notes and the capital contributions of members. During the nine months ended September 30, 1995, $39.0 million was used in financing activities.

     Although there can be no assurance, the Company believes that cash generated from operations together with amounts available under the Subordinated Credit Facility will be sufficient to meet its debt service requirements, capital expenditure needs and working capital needs for the foreseeable future. The Company's future operating performance and ability to service the Notes and repay other indebtedness of the Company will be subject to future economic conditions and financial, business and other factors, many of which are not in the Company's control.

Environmental Matters

     The operations of the Mill are subject to extensive and changing environmental regulation by federal, state and local authorities. St. Joe has in the past made significant capital expenditures to comply with water, air and solid and hazardous waste regulations. The Company expects to make significant expenditures in the future. The Company has budgeted approximately $2.0 million for environmental matters in each of 1996 and 1997. The Company anticipates that a majority of these costs will be capital expenditures related to additional asbestos removal and disposal and modifications in anticipation of the proposed "cluster rules." The cluster rules have not been finally adopted and remain subject to modification. The Company is considering and evaluating the potential impact of the proposed cluster rules on its operations and capital expenditures over the next several years. The Company estimates the capital spending that may be required to comply with a majority of the final regulations could be $27.0 million over a three-year period beginning in 1997 (but could reach as high as $67.0 million under the currently proposed regulations). The Company may determine that, under the final regulations, the costs associated with the production of mottled white linerboard may be prohibitive and may discontinue its production. Because of the current higher margins associated with mottled white linerboard, in the event the Company discontinues the production of mottled white linerboard, its revenues and profit margins will decrease. If the Company determines to discontinue the production of mottled white linerboard, the Company estimates the capital spending that may be required to comply with the majority of the final regulations could be $5.0 million over a three-year period beginning in 1997 (but could reach as high as $45.0 million under the currently proposed regulations). The ultimate financial impact of the regulations on the Company cannot be accurately estimated at this time but will depend on the nature of the final regulations, the timing of required implementation and the cost and availability of new technology.

     Wastewater from the Mill is handled by the City of Port St. Joe Industrial Wastewater Treatment Plant ("IWTP") under a permit issued by the City of Port St. Joe ("CPSJ"). The Company will bear the preponderate costs of operating the IWTP pursuant to an agreement with the IWTP and other industrial users of the IWTP. The wastewater is discharged from the IWTP into the Gulf County Canal. The ability of CPSJ to take wastewater from the Company is dependent upon CPSJ maintaining its National Pollutant Discharge Elimination System permit. CPSJ is appealing the recent permit issued by the EPA and is objecting to certain parameters and conditions of the permit. The Company will cooperate with CPSJ and believes that an unsuccessful appeal would neither impair IWTP's ability to accept its wastewater nor substantially affect its costs.

     In addition, based on historical exceedances of state ground water quality standards, the Florida Department of Environmental Protection (the "DEP") has asked CPSJ to conduct ground water monitoring in the vicinity of the IWTP. Pursuant to the agreement with the IWTP and other industrial users, the Company may bear a share of remedial costs, if any, to address the ground water contamination. At this time, the Company cannot estimate the likelihood of remediation or any associated costs, or predict if the cost would have a material adverse affect on the Company's business or financial condition.

     In March 1996, the EPA announced plans to propose a new Clean Air Act regulation that may impose additional restrictions on the air emissions from combustion sources at the Mill. Although the EPA is not expected to publish the rule in proposed form until late 1996, based on the Company's current understanding of the rule, the Company estimates that it may result in the incurrence of capital costs of approximately $5.0 million to $10.0 million. These capital costs are expected to be incurred over a three-year period after the rule becomes final.

     The Company has detected contamination of ground water from historical black liquor spills on the Mill property. Based on the concentrations detected, the Company believes that no remediation will be required. In the event remediation is required, however, the Company estimates that its costs will be approximately $2.1 million. The potential remediation costs for the black liquor ground water contamination are subject to limited indemnification by SJFP and SJPC (collectively, the "Paper Indemnitors").

     The ultimate financial impact of the proposed environmental regulations on the Company will depend on the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. Based on the environmental regulations as currently proposed or in effect, the Company believes that the environmental liabilities known to the Company will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, there can be no assurance that the ultimate impact of the foregoing environmental contingencies, in the aggregate, could have a material adverse effect on the financial condition, results of operations and liquidity of the Company.

     Pursuant to the Acquisition Agreement, the Paper Indemnitors have agreed to indemnify the Company for certain environmental matters based on activities prior to May 30, 1996. There can be no assurance that this indemnification will be sufficient to reimburse the Company for all environmental liabilities.

Part II - Other Information

Item 1.  Legal Proceedings

     On July 19, 1996, a civil action was filed in the Superior Court of Fulton County, Georgia (the "Suit") by Sid Dunken, a former employee of Four M, individually and on behalf of D&M Partnership, a Georgia partnership, against Four M, Box USA Group, Inc., Four M Manufacturing Group of Georgia, Inc. and Dennis Mehiel. The Company is not a defendant in the suit; however, the complaint alleges that Dunken is entitled to an equity interest in Four M which includes Four M's interest in the Company. In the alternative, the complaint seeks $150,000,000 in compensatory damages from the defendants, as well as punitive damages and attorneys' fees. On September 23, 1996, Four M filed an answer in response to the complaint. Four M has advised the Company that it believes that the Suit is without merit, intends to defend against the Suit vigorously and believes that it has adequate defenses. However, the Suit is in a very preliminary stage, and there can be no assurance that the outcome of the Suit will not be adverse to Four M.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed as part of this report:

2.1 Asset Purchase Agreement, dated as of November 1, 1995, among the Company, St. Joe Forest Products Company, St. Joe Container Company, St. Joe Paper Company and Four M Corporation ("Four M").**
3.1 Certificate of Formation of Florida Coast Paper Company, L.L.C. (the "Company").**
3.2 Certificate of Incorporation of Florida Coast Paper Finance Corp. ("Finance Corp.").**
3.7    By-laws of Finance Corp.**
4.1 Indenture, dated as of May 30, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee").**
4.2 Form of 12 3/4% Series A and Series B First Mortgage Notes, dated as of May 30, 1996 (incorporated by reference to Exhibit 4.1).**
4.3 Registration Rights Agreement, dated as of May 30, 1996, among the Company, Finance Corp. and Bear Stearns & Co. Inc. (the "Initial Purchaser").**
10.1 Output Purchase Agreement, dated as of May 30, 1996, among the Company, Four M and Stone Container Corporation ("Stone").**
10.2 Mortgage Security Agreement, dated as of May 30, 1996, between the Company, and the Trustee.**
10.3 Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.**
10.4 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Four M and Stone.**
10.5 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Four M.**
10.6 Wood Fiber Procurement and Services Agreement, dated as of May 30, 1996, between the Company and Four M.**
10.7 Indenture of Lease, dated as of May 30, 1996, between the Company and Box USA Group, Inc.**
27.1   Financial Data Schedule.*
_______________________________
*    Filed herewith.
** Incorporated by reference to the Registration Statement on Form S-4 of the Company, as amended (the "Registration Statement"), as filed with the Securities and Exchange Commission (the "SEC") on July 12, 1996.


(b)  Reports on Form 8-K

     No reports of Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                FLORIDA COAST PAPER COMPANY,
                                L.L.C.

                                By:   /s/Green Long
                                      -------------
                                Name:   Green Long
                                Title:  Chief Financial Officer (Principal
                                          Accounting Officer and duly authorized
                                          signatory)


                                FLORIDA COAST PAPER FINANCE CORP.

                                By:   /s/Green Long
                                      -------------
                                Name:    Green Long
                                Title:   Principal Financial Officer (Principal
                                         Accounting Officer and duly authorized
                                         signatory)
 Date:  November 14, 1996