Form 10-K405
period 1996-12-31
FLORIDA COAST PAPER CO LLC; FLORIDA COAST PAPER FINANCE CORP
filed 1997-03-31
CIK 1018221, 1018684

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.
or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

FLORIDA COAST PAPER COMPANY, L.L.C.                                   333-8023
FLORIDA COAST PAPER FINANCE CORP.                                     333-8023-01
(Exact names of registrants as specified in their charters)     (Commission file number)

DELAWARE                                                          59-3379704
DELAWARE                                                          59-3379707
--------------------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. employer identification no.)

600 U.S. HIGHWAY 98, PORT ST. JOE, FL                             32456
--------------------------------------------------------------  ------------------------------------
(Address of principal executive offices)                        (Zip code)

REGISTRANT'S TELEPHONE NUMBER:  (904) 227-1171




SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE. SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES       /X/       NO
   -----------------  ------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

Florida Coast Paper Company, L.L.C. (the "Company" or "Florida Coast") was formed for the purpose of purchasing a paperboard mill (the "Mill") from St. Joe Forest Products Company ("SJFP"), a wholly owned subsidiary of St. Joe Paper Company ("SJPC"). Florida Coast is a joint venture between Stone Container Corporation ("Stone") and Four M Corporation ("Four M") (together, the "Joint Venture Partners").

On November 1, 1995, SJPC, SJFP, St. Joe Container Company ("SJCC"), Four M and Florida Coast entered into an Asset Purchase Agreement, as amended (the "Acquisition Agreement"), pursuant to which, on May 30, 1996, Florida Coast acquired certain assets of the Mill for a purchase price of $185.0 million for the fixed assets, plus approximately $11.4 million for working capital. The funds required to consummate the purchase of the Mill and pay related transaction costs consisted of (1) $165.0 million from the proceeds of the issuance of 12 3/4% Series A First Mortgage Notes due 2003 (the "Old Notes"),
(2) $40.0 million of equity contributed by Florida Coast Paper Holding Co., L.L.C. and its subsidiary, and (3) a $10.0 million subordinated note of Florida Coast issued to SJFP pursuant to the Acquisition Agreement (the "Seller Note"). The Mill is engaged in the manufacture of mottled white and unbleached kraft linerboard.

Florida Coast Paper Finance Corp. ("Finance Corp.") is a wholly owned subsidiary of Florida Coast that was incorporated for the purpose of serving as co-issuer of the Old Notes in order to facilitate the offering of the Old Notes and Florida Coast's exchange of its Old Notes for its registered 12 3/4% Series B First Mortgage Notes due 2003 (the "Notes"). Finance Corp. does not have any revenues or expenses; therefore, separate financial statements of Finance Corp. have not been included in the financial statements included herein.

Pursuant to an Output Purchase Agreement (the "Output Purchase Agreement") entered into on May 30, 1996, each of the Joint Venture Partners has agreed to purchase from the Company one-half of the Mill's entire linerboard production at a price that is $25 per ton below the price of such product published in PULP & PAPER WEEK, an industry trade publication, under the section entitled "Price Watch: Paper and Paperboard," subject to a minimum purchase price, which minimum purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. Furthermore, in addition to an initial investment of $40.0 million in the Company, the Joint Venture Partners have severally agreed to provide the Company with a $20.0 million subordinated line of credit for general corporate purposes (the "Subordinated Credit Facility").

In addition to the Output Purchase Agreement and the Subordinated Credit Facility, on May 30, 1996, the Company entered into a Wood Fiber Supply Agreement (the "Fiber Agreement") with St. Joseph Land and Development Company ("St. Joe Land"), a subsidiary of SJFP, pursuant to which St. Joe Land will supply a specified quantity of pulpwood and wood chips to the Company. In addition, the Company entered into a procurement agreement (the "Stone Procurement Agreement") with Stone pursuant to which Stone will use its best efforts to procure additional wood fiber on behalf of the Company.

THE MILL

The Company's operations consist solely of the Mill which is located on approximately 124 acres of land in Port St. Joe, Florida. The Mill produces two types of linerboard, mottled white and unbleached kraft. The Mill's operations consist of a wood yard, a pulping system, paper machines, and related utility, storage and transportation facilities. The Mill cuts and chips wood, processes the chipped wood into pulp and then converts the pulp into linerboard by processing the pulp through paper machines.

The Mill has two paper machines which are capable of producing approximately 500,000 tons of linerboard annually in a variety of grades and basis weights. Since 1990, approximately $147.8 million has been spent for the maintenance and modernization of the Mill's plant, equipment and machinery and for environmental compliance. In 1996 and 1995, the Mill produced approximately 427,515 and 441,229 tons of linerboard, respectively, operating at approximately 85.5% and 88.2% of capacity, respectively, during such periods. The Mill's production in 1996 was approximately 40% mottled white linerboard, and 60% unbleached kraft linerboard.

PRODUCTS

As noted above the Mill produces two types of linerboard, mottled white (a premium priced product) and unbleached kraft. Linerboard mill shipments in 1996 were as follows:



                                                              PERCENTAGE OF
                 PRODUCT                    TONS SHIPPED        SHIPMENTS
                 -------                    ------------        ---------
Mottled White............................       171,619                40
Unbleached Kraft.........................       260,712                60
                                           --------------      -----------
    Total................................       432,331               100%
                                           --------------      -----------

MARKETS AND CUSTOMERS

Pursuant to the Output Purchase Agreement, Stone and Four M have each agreed to purchase one-half of the Mill's entire linerboard production at a price that is $25 per ton below the price of such product published in PULP & PAPER WEEK, an industry trade publication, under the section entitled "Price Watch:
Paper and Paperboard," subject to a minimum purchase price, which minimum purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. Such capital expenditures are deemed to be $10 million annually.

Pursuant to the terms of the Output Purchase Agreement, prices for the Company's linerboard products, which will be based on public market prices, will depend primarily upon general levels of supply and demand for such products. The general levels of supply and demand for such products in turn depend upon general levels of industry capacity, economic activity and the demand for products that are packaged and shipped in corrugated containers made from linerboard. Linerboard producers compete for sales with producers of packages made from plastic or other materials. The demand for foreign sales of linerboard is influenced by prices and by changes in the capacity of foreign businesses to manufacture such products.

DISTRIBUTION


The Company is located adjacent to U.S. Highway 98 and near the Apalachicola Northern Railroad, a 90-mile shortline railroad owned by SJPC, both of which provide ready access for transporting linerboard to the Company's customers.

SUPPLY REQUIREMENTS

The Mill primarily uses pulpwood, wood chips and recycled fiber in the manufacture of linerboard. Pursuant to the Fiber Agreement, St. Joe Land will supply pulpwood and wood chips to the Company, and is expected to meet approximately 87% of its wood fiber needs during the first year of the term of the Agreement, declining to approximately one-half of its current needs by the fourth year of the term, based on prices published in TIMBER MART SOUTH, an industry publication, subject to adjustment for changes in market conditions. The Company believes that such prices are no less favorable to the Company than those obtainable in the open market. As St. Joe Land reduces the volume of fiber being supplied to the Company, the Company anticipates purchasing its raw materials from various sawmills, chipmills, contract loggers and dealers throughout a 75-100 mile area surrounding the Mill. Stone will manage the wood procurement effort and will procure, on a best efforts basis, additional wood fiber on behalf of the Company at prices and on terms similar to wood fiber purchases for Stone's paper mill located in Panama City, Florida.

Approximately 15% of the Mill's pulp requirements were met through the use of recycled fiber in 1996. Recycled fiber is purchased from corrugated container plants, supermarket chains and paper stock companies. Prices for recycled fiber are sensitive to demand fluctuations. The Company believes that the demand for recycled fiber will increase and expects that the cost of purchasing such fiber will also increase as a result of this increased demand and market conditions. The Mill contains an Old Corrugated Container ("OCC") facility that can process up to approximately 28% of the total fiber needs of the Company.

The Company believes that an adequate supply of fiber will be available to the Company at competitive prices. The availability of fiber, and its cost, may be subject to substantial variation, depending upon economic and competitive factors. The supply of pulpwood and wood chips, in particular, is dependent upon political, environmental and conservation considerations.

ENERGY REQUIREMENTS

The Mill produces energy primarily from a chemical recovery boiler and a new combination bark/gas fueled boiler. The Mill's boilers use biomass fuel (scrub wood, bark and timber wastes) and black liquor solids (a by-product of the wood pulping process) to meet a substantial percentage of its energy requirements. The Mill has achieved lower energy costs by using increasing amounts of non-fossil fuel as energy sources. Pursuant to the Fiber Agreement, the Company must purchase biomass from St. Joe Land during the first year of such Fiber Agreement and at the Company's option each year thereafter upon prior written notification to St. Joe Land at prices no less favorable to the Company than would be offered to unrelated third parties.

ENVIRONMENTAL MATTERS

The information relating to environmental compliance is incorporated herein by reference to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in this report under the section entitled "Environmental Matters."

EMPLOYEES

As of December 31, 1996, the Mill had approximately 603 employees. Of these employees, 107 were salaried employees and 496 employees were paid on an hourly basis.

The hourly employees of the Company are represented by three international unions: the United Paperworkers International Union--Local 379, the International Brotherhood of Electrical Workers--Local 875 and the International Association of Machinist and Aerospace Workers--Local 435. The collective bargaining agreements with each union expire July 30, 2000.

ITEM 2. PROPERTIES

The Company owns approximately 124 acres of land near Port St. Joe, Florida on which the Mill is located. As security for the Notes, the Company has granted the Trustee a mortgage on all of its real property and the improvements thereon.

The Company leased to Four M on a net lease basis a certain building located on its property for a nominal base rent per year.

ITEM 3. LEGAL PROCEEDINGS

From time to time, St. Joe has been subject to legal proceedings and other claims arising in the ordinary course of business of the Mill. The Company believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations. The Company maintains insurance coverage against claims in an amount that it believes to be adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

SSJ Corporation, a wholly owned subsidiary of Stone, and Box USA Paper Corporation, a wholly owned subsidiary of Four M, each own a 50% interest in this limited liability company.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from the audited financial statements of St. Joe Forest Products Company--Linerboard Mill Operations ("SJFP--Linerboard"), for each of the years in the four- year period ended December 31, 1995. The audited financial data for SJFP--Linerboard for the period from January 1, 1996 through May 30, 1996 and for Florida Coast for the period from May 30, 1996 to December 31, 1996 have been combined for presentation purposes.


                                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
(in thousands)                                      1996        1995        1994          1993        1992
--------------------------------------------       ------      ------      ------        ------      -------
Net sales...................................      $171,035    $239,165    $192,886      $153,005    $167,132

Income (loss) before cumulative effect of
 change in accounting principle.............       (15,559)     34,468       4,166       (12,043)      4,242

Total assets................................       225,465     194,448     209,813       210,571     215,910

Long-term debt..............................       175,791        --          --            --          --




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the financial statements of St. Joe Forest Products Company--Linerboard Mill Operations and the Company and the notes thereto included elsewhere in this report. The results of operations of St. Joe Forest Products Company--Linerboard Mill Operations for the period from January 1, 1996 to May 30, 1996 and the results of operations of the Company for the period from May 30, 1996 to December 31, 1996 have been combined to present the results of operations for the Mill for the twelve months ended December 31, 1996.

The linerboard market is highly cyclical and sensitive to changes in industry capacity and economic conditions, which in turn, will impact the selling prices for the Company's products. Selling prices for the Mill's products have historically been the primary determinant of the Mill's financial performance and, in 1995 and 1994, the Mill's financial performance significantly improved as a result of such price increases. Recently, prices for the Mill's products have declined as a result of increased capacity in the industry and decreased demand for such products. Consequently, in December 1995 and January 1996, one of the Mill's paper machines was temporarily shut down for maintenance and to decrease excess inventory. In order to prevent excessive increases in inventory, the Mill experienced further downtime of both of its paper machines from April 7, 1996 through May 6, 1996. In addition, both of the Mill's paper machines were shut down during July 1996 for annual maintenance. On March 5, 1997, the Company announced that on April 1, 1997, the Company will curtail production at its Mill for an indefinite period until market conditions warrant a resumption of linerboard production.

1996 COMPARED WITH 1995

Net sales decreased $68.2 million, or 28.5%, to $171.0 million in 1996 from $239.2 million in 1995. This decrease was attributable to a 26.9% decrease in the average selling prices for the Mill's products and to a decrease in sales volume to approximately 432,331 tons in 1996 from approximately 435,609 tons in 1995.

Furthermore, there was a shift in the product mix of the Mill. Revenues attributable to sales of mottled white linerboard decreased in 1996 to 47.0% of total sales compared to 57.5% of total sales in 1995, due to a decline in industry demand. The Company shipped 171,619 tons of mottled white linerboard and 260,712 tons of unbleached kraft linerboard in 1996 as compared with 224,823 tons and 210,787 tons, respectively, in 1995.

Cost of sales decreased $9.1 million, or 5.0%, to $171.7 million in 1996 from $180.8 million in 1995. This decline was attributable primarily to the decrease in sales volume.

The Mill's selling, general and administrative expenses decreased $1.7 million, or 36.2%, to $3.0 million in 1996 from $4.7 million in 1995. This decrease is primarily due to the cessation of SJPC overhead allocations and the elimination of the Company's sales force.

1995 COMPARED WITH 1994

Net sales increased $46.3 million, or 24.0%, to $239.2 million in 1995 from $192.9 million in 1994. This increase was attributable to a 35.8% increase in the average net selling prices for the Mill's products which was partially offset by a decrease in sales volume to approximately 435,609 tons in 1995 from approximately 477,060 tons in 1994. Additionally, there was a shift in the product mix of the Mill. Revenues attributable to sales of mottled white linerboard decreased in 1995 to 57.5% of total sales compared to 59.6% of total sales in 1994 due to a decline in industry demand.

Cost of sales decreased $3.0 million, or 1.6%, to $180.8 million in 1995 from $183.8 million in 1994. This decline was attributable primarily to an 8.7% decrease in sales volume. In addition, cost of sales as a percentage of net sales decreased to 75.6% in 1995 from 95.3% in 1994 primarily due to the 24.0% increase in net sales despite lower sales volumes. However, cost of goods sold on a per ton basis increased in 1995 from 1994 primarily due to higher wood fiber costs.

The Mill's selling, general and administrative expenses increased $1.6 million, or 51.8%, to $4.7 million in 1995 from $3.1 million in 1994 primarily due to increased reserves for workman's compensation claims relating to a serious burn injury.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Mill has met its liquidity requirements through cash flows from operations (including the provisions of the Output Purchase Agreement that provide for a minimum purchase price as previously described) and, for the period prior to May 30, 1996, through intercompany advances from SJPC.

The Company's cash provided by operating activities decreased to $15.6 million in 1996 from $59.2 million in 1995 primarily due to its significantly lower 1996 results of operations. The Company's primary 1996 financing and investing activities pertained to the purchase of the Mill which it acquired for $196.4 million (including $11.4 million for working capital). The funds required to consummate the purchase and pay related transaction costs were provided by the issuance of the Notes ($165 million principal amount), the Seller Note and from $40 million of equity contributions received from the Joint Venture Partners. The Company's principal liquidity requirements consist of debt service under the Notes and funding of capital expenditures.

At December 31, 1996 the Company had outstanding approximately $175.8 million of indebtedness, consisting of the Notes (due June 1, 2003) and the Seller Note (due June 1, 2004). Pursuant to the terms of the Seller Note, the Company expects to pay interest in kind on this Subordinated indebtedness. The Company also has a $20 million Subordinated Credit Facility provided by its Joint Venture Partners which has not been drawn upon. To the extent the Company borrows funds under this Subordinated Credit Facility, additional interest and principal payments will be required.

As previously mentioned, on March 5, 1997 the Company announced that on April 1, 1997 the Company will curtail production at its Mill for an indefinite period until market conditions warrant a resumption of containerboard production. The Joint Venture Partners have assured the Company that they will continue to honor their respective obligations and fund the Company's cash operating costs, cash interest expense and maintenance capital expenditures during the shut-down.

ENVIRONMENTAL MATTERS

The operations of the Mill are subject to extensive and changing environmental regulation by federal, state and local authorities. St. Joe has in the past made significant capital expenditures to comply with water, air and solid and hazardous waste regulations. The Company expects to make significant expenditures in the future. The Company's capital expenditures for environmental control equipment was immaterial in 1996 and the Company has budgeted approximately $600 thousand for environmental capital expenditures in 1997. In December 1993, the U.S. Environmental Protection Agency (the "EPA") issued a proposed rule affecting the pulp and paper industry. These proposed regulations, informally known as the "cluster rules," would make more stringent requirements for discharge of wastewaters under the Clean Water Act and would impose new requirements on air emissions under the Clean Air Act. Pulp and paper manufacturers have submitted extensive comments to the EPA on the proposed regulations in support of the position that requirements under the proposed regulations are unnecessarily complex, burdensome and environmentally unjustified. Estimates, based on currently proposed regulations, indicate that the Company could be required to make capital expenditures of approximately $67 million (unaudited) in order to meet the requirements of the regulations, although it is likely this estimate will decrease upon finalization of the rules. While it cannot be predicted with certainty, it appears as though the final cluster rules that are currently expected to be issued in 1997, will be modified to reduce certain requirements. Assuming that the anticipated reduced requirements are promulgated as the Company expects, the Company currently believes it would be required to make capital expenditures of approximately $27 million (unaudited) during the period of 1998 through 2006 in order to meet the requirements of the anticipated regulations. If the Company determines to discontinue the production of mottled white linerboard, the Company estimates the capital spending that may be required to comply with the anticipated regulations could be $5 million (unaudited) (but could reach as high as $45 million (unaudited) under the currently proposed regulations). The ultimate financial impact of the regulations on the Company cannot be accurately estimated at this time but will depend on the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company may determine that, under the final regulations, the costs associated with the production of mottled white linerboard may be prohibitive and could discontinue its production. Because of the current higher margins associated with mottled white linerboard, in the event the Company discontinues the production of mottled white linerboard, its revenues and profit margins could decrease.

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

The Company has detected contamination of ground water from historical black liquor spills on the Mill property. Based on the concentrations detected, the Company believes that no remediation will be required. Any potential remediation costs for the black liquor ground water contamination are subject to limited indemnification by the Paper Indemnitors.

Pursuant to the Acquisition Agreement, the Paper Indemnitors (as defined) have agreed to indemnify the Company for certain environmental matters based on activities prior to May 30, 1996. There can be no assurance that this indemnification would be sufficient to reimburse the Company for all environmental liabilities.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements required by Item 8, together with the report thereon of the independent accountants dated March 27, 1997 are set forth on pages 26 - 35 of this report. St. Joe Forest Products Company--Linerboard Mill Operations financial statements, together with the report thereon of the independent accountants dated March 20, 1997 are set forth on pages 16 - 25 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company's executive officers and members of the Company's Management Oversight Committee.



NAME                         AGE     POSITION
----                         ---     ---------
Harold D. Wright             58      Chairman, President and Committee Member
Randolph C. Read             44      Chief Financial Officer and Treasurer
Roger W. Stone               62      Committee Member
Arnold F. Brookstone         67      Committee Member
Dennis Mehiel                54      Committee Member
Chris Mehiel                 57      Committee Member
Timothy D. McMillin          53      Committee Member

HAROLD D. WRIGHT has been Senior Vice President and General Manager of Stone's North American Containerboard, Paper and Pulp division since January 1996. From 1991 to January 1996, he served as Vice President of Stone's U.S. Mill division. Mr. Wright has held various management positions in the containerboard and paper industry for more than 30 years.

RANDOLPH C. READ, Senior Vice President and Chief Financial and Planning Officer of Stone since January, 1996. Previously, Mr. Read was President and Chief Executive Officer of International Capital Markets Group, Inc. since 1990. Mr. Read is a director of Stone-Consolidated Corporation, Venepal S.A.C.A., Con Pac, Inc. and Railcar Specialties, Inc.

ROGER W. STONE has been the Chairman, President and Chief Executive Officer of Stone since 1979. He is also a Director of McDonald's Corporation, Morton International, Inc., Stone-Consolidated Corporation, Option Care, Inc. and Continere Corporation.

ARNOLD F. BROOKSTONE retired from Stone in January 1996; he is now a consultant to Stone. Mr. Brookstone is a director of Stone-Consolidated Corporation, Donnelly Corporation, MFRI, Inc., Rembrandt Funds and Continere Corporation.

DENNIS MEHIEL, a co-founder of Four M, has been the Chairman and Chief Executive Officer of Four M since 1977, except during a leave of absence from April 1, 1994 through July 1995. Mr. Mehiel is also the Chairman of Fonda and the MannKraft Corporation, a corrugated container manufacturer.

CHRIS MEHIEL, a co-founder of Four M and the brother of Dennis Mehiel, has been Executive Vice President, Chief Operating Officer and a Director of Four M since September 1995. Mr. Mehiel was President of Fibre Marketing Group, Inc., a waste paper recovery business which he co-founded, from 1994 to January 1996. He is the President of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of MannKraft Corporation. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and box manufacturing company.

TIMOTHY D. MCMILLIN has been a Director of Four M since 1983 and Senior Vice President and Chief Financial Officer of Four M since September 1995. From November 1994 to September 1995, he was Chairman of Executive Advisors, Inc., a consulting firm specializing in financial restructuring. From 1991 to 1994, Mr. McMillin was an independent strategic and financial consultant. Mr. McMillin spent over 25 years in the financial services industry and served in various capacities, including Executive Vice President, at Maryland National Bank, from 1965 to 1990. Mr. McMillin is a Director of EIL Instruments, Inc., a manufacturer and distributor of testing, measurement and energy control systems.

ITEM 11.  EXECUTIVE COMPENSATION

No executive officer of the Company was paid any compensation exceeding $100,000 by the Company during 1996. The Company has no officer holding the title of Chief Executive Officer. The Company does not at this time contemplate that any of its executives will be provided with stock options, restricted stock, stock appreciation rights, phantom stock or similar equity benefits.

ITEM 12.  SECURITY OWNERSHIP

Each of Stone, through its wholly owned subsidiary SSJ Corporation, and Four M, through its wholly owned subsidiary Box USA Paper Corporation, beneficially own 50% of the membership interests of the Company. Each of SSJ Corporation and Box USA Paper Corporation own 50% of the membership interests of Florida Coast Paper Holding Co., L.L.C. ("Florida Coast Holding") which, in turn, owns a 99% membership interest in the Company. Florida Coast Paper Corporation, a wholly owned subsidiary of Florida Coast Holding, owns a 1% interest in the Company. The membership interests in the Company have been pledged to Stone as security for its $30.0 million loan to Florida Coast Holding. Dennis Mehiel currently owns all the outstanding common stock of Four M. There is no person known to the Company to be the beneficial owner of more than 10% of Stone's common stock. Finance Corp. is a wholly owned subsidiary of the Company.

FLORIDA COAST MEMBERSHIP INTERESTS

The following table sets forth the membership interests in the Company:


                                                    AS OF DECEMBER 31, 1996
                                              ---------------------------------
                                              NUMBER OF UNITS OF
                                                COMMON MEMBER      PERCENTAGE OF
NAME AND ADDRESS OF MEMBER                         INTEREST          OWNERSHIP
---------------------------                   ------------------   ------------


Florida Coast Paper HoldingCo., L.L.C. (1)...      39,600                 99%
600 U.S. Highway 98
Port St. Joe, FL  32456

Florida Coast Paper Corporation..............         400                  1%
600 U.S. Highway 98
Port St. Joe, FL  32456

___________

(1) Each of SSJ Corporation, a wholly owned subsidiary of Stone, and Box USA Paper Corporation, a wholly owned subsidiary of Four M, own a 50% interest in this limited liability company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 (A) DOCUMENTS FILED AS PART OF THIS REPORT

1. FINANCIAL STATEMENTS. The Company's financial statements, for the period from May 30, 1996 to December 31, 1996, together with the Report of Independent Accountants are set forth on pages 26--35 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the Financial Statements included in this report. The Index to Financial Statements appears on page 15 of this report.

2. FINANCIAL STATEMENT SCHEDULES. Financial statement schedules not included in this report have been omitted, either because they are not applicable or because the required information is shown in the financial statements or notes thereto, included in this report.

3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

                         (B) REPORTS ON FORM 8-K

A Report on Form-8K dated March 5, 1997 was filed under Item 5 - Other Events and Item 7 - Exhibits.

                         (C) EXHIBITS

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

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FLORIDA COAST PAPER COMPANY, L.L.C.




By: HAROLD D. WRIGHT                                        March 28, 1997
    ---------------------------------------
    Harold D. Wright
    Chairman and President




    RANDOLPH C. READ                                          March 28, 1997
    ---------------------------------------
    Randolph C. Read
    Chief Financial Officer and Treasurer
    (Chief Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  ARNOLD F. BROOKSTONE                                      March 28, 1997
  --------------------------------------
  Arnold F. Brookstone
  (Committee Member)




  TIMOTHY D. MC MILLIN                                      March 28, 1997
  ---------------------------------------
  Timothy D. McMillin
  (Committee Member)



  CHRIS MEHIEL                                              March 28, 1997
  ----------------------------------------
  Chris Mehiel
  (Committee Member)




  DENNIS MEHIEL                                             March 28, 1997
  -----------------------------------------
  Dennis Mehiel
  (Committee Member)




  ROGER W. STONE                                            March 28, 1997
  -----------------------------------------
  Roger W. Stone
  (Committee Member)




  HAROLD D. WRIGHT                                          March 28, 1997
  -----------------------------------------
  Harold D. Wright
  (Committee Member)

        INDEX TO FINANCIAL STATEMENTS

ST. JOE FOREST PRODUCTS COMPANY--LINERBOARD MILL OPERATIONS
Independent Auditors' Report ...............................................16
Statement of Financial Position as of December 31, 1995.....................17
Statement of Operations for the period from January 1, 1996 to
   May 30, 1996 and for the years ended December 31, 1995 and 1994..........18
Statement of Cash Flows for the period from January 1, 1996 to
   May 30, 1996 and for the years ended December 31, 1995 and 1994..........19
Statement of Changes in Equity for the period from January 1,1996 to
   May 30, 1996 and for the years ended December 31, 1995 and 1994..........20
Notes to Financial Statements...............................................21


FLORIDA COAST PAPER COMPANY, L.L.C.
Independent Auditors' Report................................................26
Balance Sheet as of December 31, 1996.......................................27
Statement of Operations and Changes in Accumulated Deficit for
   the period from May 30, 1996 to December 31,1996.........................28
Statement of Cash Flows for the period from May 30, 1996 to
   December 31, 1996........................................................29
Notes to Financial Statements...............................................30


FLORIDA COAST PAPER FINANCE CORP.



Finance Corp. is a subsidiary of the Company that was incorporated in Delaware for the purpose of serving as co-issuer of the Notes in order to facilitate the offering of the Old Notes and Florida Coast's exchange of its Old Notes for its registered 12 3/4% Series B First Mortgage Notes due 2003. Finance Corp. does not have any substantial operations or assets and does not have any revenues; thus, the separate financial statements of Finance Corp. have not been included in the financial statements included herein.

                                INDEPENDENT AUDITORS' REPORT


The Board of Directors
St. Joe Forest Products Company:

We have audited the accompanying statement of financial position of St. Joe Forest Products Company--Linerboard Mill Operations as of December 31, 1995, and the related statements of operations, cash flows and changes in equity for the period from January 1, 1996 to May 30, 1996 and for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joe Forest Products Company--Linerboard Mill Operations as of December 31, 1995, and the results of its operations and its cash flows for the period from January 1, 1996 to May 30, 1996 and for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                       KPMG Peat Marwick LLP
JACKSONVILLE, FLORIDA
March 20, 1997

         ST. JOE FOREST PRODUCTS COMPANY--LINERBOARD MILL OPERATIONS

                     STATEMENT OF FINANCIAL POSITION

                          As of December 31, 1995
                           (dollars in thousands)


ASSETS
Current assets:
 Accounts receivable . . . . . . . . . . . . . . .       $  9,249
 Inventories, net. . . . . . . . . . . . . . . . .         14,632
 Other assets. . . . . . . . . . . . . . . . . . .          1,143
                                                       ----------
  Total current assets . . . . . . . . . . . . . .         25,024

 Property, plant and equipment, net. . . . . . . .        169,424
                                                       ----------
  Total assets . . . . . . . . . . . . . . . . . .     $  194,448
                                                       ==========


LIABILITIES AND EQUITY
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . .       $  7,746
 Accrued liabilities . . . . . . . . . . . . . . .          1,354
 Accrued reserves. . . . . . . . . . . . . . . . .          2,056
                                                       ----------
  Total current liabilities. . . . . . . . . . . .         11,156

 Accrued reserves. . . . . . . . . . . . . . . . .          2,379
 Deferred income taxes . . . . . . . . . . . . . .         33,553
                                                       ----------
  Total liabilities. . . . . . . . . . . . . . . .         47,088
                                                       ----------
 Equity in net assets. . . . . . . . . . . . . . .        147,360
                                                       ----------
  Total liabilities and equities . . . . . . . . .     $  194,448
                                                       ==========


See accompanying notes to financial statements.

         ST. JOE FOREST PRODUCTS COMPANY--LINERBOARD MILL OPERATIONS

                          STATEMENT OF OPERATIONS

    For the period from January 1, 1996 to May 30, 1996 and the years ended
                         December 31, 1995 and 1994
                           (dollars in thousands)


                                                                            YEAR ENDED DECEMBER 31,
                                                           PERIOD ENDED   ---------------------------
                                                            MAY 30,1996       1995           1994
                                                           ------------   ------------   ------------
Net Sales. . . . . . . . . . . . . . . . . . . . . . .      $   67,670     $  239,165     $  192,886
Cost of sales. . . . . . . . . . . . . . . . . . . . .          68,979        180,788        183,800
Selling, general and administrative expense. . . . . .           1,409          4,672          3,077
                                                           ------------   ------------   ------------
Operating profit (loss). . . . . . . . . . . . . . . .          (2,718)        53,705          6,009
                                                           ------------   ------------   ------------

Other income:
Interest income. . . . . . . . . . . . . . . . . . . .              --            962            383
Other, net . . . . . . . . . . . . . . . . . . . . . .             152             95            227
                                                           ------------   ------------   ------------
                                                                   152          1,057            610
                                                           ------------   ------------   ------------
Income (loss) before income taxes. . . . . . . . . . .          (2,566)        54,762          6,619
Provision for income taxes:
 Current . . . . . . . . . . . . . . . . . . . . . . .            (753)        20,995           (494)
 Deferred. . . . . . . . . . . . . . . . . . . . . . .            (198)          (701)         2,947
                                                           ------------   ------------   ------------
  Total provision for income taxes . . . . . . . . . .            (951)        20,294          2,453
                                                           ------------   ------------   ------------
  Net income (loss). . . . . . . . . . . . . . . . . .      $   (1,615)    $   34,468     $    4,166
                                                           ============   ============   ============


See accompanying notes to financial statements.

          ST. JOE FOREST PRODUCTS COMPANY--LINERBOARD MILL OPERATIONS

                            STATEMENT OF CASH FLOWS

          For the period from January 1, 1996 to May 30, 1996 and the years ended December 31, 1995 and 1994
                              (Dollars in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                       PERIOD ENDED           -----------------------------
                                                        MAY 30,1996                1995              1994
                                                       -------------          --------------       --------
CASH FLOWS FROM OPERATING ACTIVITIES;
Net income (loss). . . . . . . . . . . . . . . . .     $  (1,615)               $  34,468          $ 4,166
Adjustments to reconcile net income (loss) to
 cash provided by operating activities:
  Depreciation . . . . . . . . . . . . . . . . . .         10,335                  24,054           23,678
  Increase (decrease) in deferred income
   taxes       . . . . . . . . . . . . . . . . . .           (198)                   (701)           2,947
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . .          3,324                   3,043           (3,920)
  Inventories, net . . . . . . . . . . . . . . . .            630                  (2,524)           2,370
  Other assets . . . . . . . . . . . . . . . . . .           (304)                    (78)              (4)
  Accounts payable . . . . . . . . . . . . . . . .            402                    (810)             426
  Accrued liabilities. . . . . . . . . . . . . . .            820                     558              333
  Accrued expenses and reserves. . . . . . . . . .             --                   1,212             (153)
                                                       -------------          --------------       --------
Cash provided by operating activities. . . . . . .         13,394                  59,222           29,843
                                                       -------------          --------------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment . . . .         (4,160)                (22,457)          (8,321)
Purchases of held to maturity investments. . . . .             --                  (8,850)          (3,951)
Proceeds from maturity of investments. . . . . . .             --                   8,850            3,951
                                                       -------------          --------------       --------
Cash used in investing activities. . . . . . . . .         (4,160)                (22,457)          (8,321)
                                                       -------------          --------------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in intercompany accounts. . . . . . . . . .         (9,234)                (50,326)          (8,434)
                                                       -------------          --------------       --------
Cash used in financing activities. . . . . . . . .         (9,234)                (50,326)          (8,434)
                                                       -------------          --------------       --------

Net (decrease) increase in cash and cash
 equivalents                                                   --                 (13,561)          13,088
Cash and cash equivalents at
 beginning of period                                           --                  13,561              473
                                                       -------------          --------------       --------
Cash and cash equivalents at end of period . . . .     $       --               $    --            $13,561
                                                       =============          ==============       ========

See accompanying notes to financial statements.

      ST. JOE FOREST PRODUCTS COMPANY-LINERBOARD MILL OPERATIONS

                      STATEMENT OF CHANGES IN EQUITY

        For the period from January 1, 1996 to May 30, 1996 and the years ended December 31, 1995 and 1994
                             (Dollars in thousands)



                                                                       YEAR ENDED DECEMBER 31,
                                                   PERIOD ENDED       ---------------------------
                                                   MAY 30,1996          1995              1994
                                                   ------------       ---------         ---------
Common stock . . . . . . . . . . . . . . . . . . .  $      10         $      10         $      10
                                                    ==========        =========         =========
Additional paid in capital . . . . . . . . . . . .  $  75,014         $  75,014         $  75,014
                                                    ==========        =========         =========

Retained earnings:
 Balance at beginning of year. . . . . . . . . . .  $ 158,684         $ 124,216         $ 120,050
 Net income (loss) . . . . . . . . . . . . . . . .     (1,615)           34,468             4,166
                                                    -----------       ----------        ---------
 Balance at end of year. . . . . . . . . . . . . .  $  157,069        $ 158,684         $ 124,216
                                                    ===========       ==========        =========
Intercompany accounts:
 Balance at beginning of year. . . . . . . . . . .  $  (86,348)       $ (36,022)        $ (27,588)
 Intercompany (sales) purchases:
  St. Joe Container Company. . . . . . . . . . . .     (36,834)        (126,410)          (97,691)
  St. Joseph Land and Development Company               16,932           55,225            54,321
  Apalachicola Northern Railroad . . . . . . . . .       1,241            4,310             4,489
 Costs allocated from St. Joe Paper Company:
  Overhead allocation. . . . . . . . . . . . . . .         400              960               960
  Current income taxes . . . . . . . . . . . . . .        (753)          20,995              (494)
 Net cash (transferred) received . . . . . . . . .       9,780           (5,406)           29,981
                                                   ------------       -----------       ---------
 Balance at end of year. . . . . . . . . . . . . . $   (95,582)       $ (86,348)        $ (36,022)
                                                   ============       ===========       =========


See accompanying notes to financial statements.

         ST. JOE FOREST PRODUCTS COMPANY--LINERBOARD MILL OPERATIONS
                     NOTES TO FINANCIAL STATEMENTS

  For the period from January 1, 1996 to May 30, 1996 and the years ended
                          December 31, 1995 and 1994
                            (Dollars in thousands)

(1)       NATURE OF OPERATIONS

St. Joe Forest Products Company (SJFP) is engaged in the manufacture of mottled white and unbleached kraft linerboard. SJFP operates one production facility which is located in Port St. Joe, Florida. Sales are primarily to manufacturers of corrugated containers, both domestic and foreign.

(2)       BASIS OF PRESENTATION

The accompanying financial statements include all of the relevant assets, liabilities, revenues and expenses attributable to the linerboard mill operation of SJFP. Certain of SJFP's assets and liabilities were sold on May 30, 1996, pursuant to the asset purchase agreement between St. Joe Paper Company (SJPC), SJFP, St. Joe Container Company (SJCC), Florida Coast Paper Company, L.L.C. and Four M Corporation dated November 1, 1995. The financial statements do not reflect SJFP's wholly owned subsidiaries.

(3)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)       ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)       REVENUE RECOGNITION

Revenue from the sale of linerboard is recognized generally on delivery of the product to the common carrier.

(c)       CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, bank demand accounts, money market accounts, remarketed certificates of participation and repurchase agreements having original maturities of three months or less.

(d)       INVENTORIES

Inventories are stated at the lower of cost or market. Costs for manufactured paper products and associated raw materials are determined under the last-in, first-out (LIFO) method. Costs for substantially all other inventories are determined under the first-in, first-out (FIFO) or the average cost method. A reserve for obsolescence is established for materials and supplies having no activity in the previous seven years.

(e)       PROPERTY, PLANT AND EQUIPMENT

Depreciation is computed using both straight-line and accelerated methods over the useful lives of various assets.

(f)       SELF-INSURANCE

Self-insurance reserves are established for automobile liability, workers' compensation, group health insurance provided to employees and property losses based on claims filed and claims incurred but not reported, with a maximum per occurrence of $25 for automobile liability, $600 for workers' compensation, $50 for property loss, other than windstorm, and $250 for damage due to windstorm. SJFP is insured for insurance costs in excess of these limits.

(g)       INCOME TAXES

SJFP's results of operations are included in the consolidated U.S. federal and Florida income tax returns of SJPC. The tax provisions and deferred tax liabilities presented have been determined as if SJFP was a stand-alone business filing separate returns, except to the extent that an operating loss can be utilized by SJPC, the benefit is allocated to SJFP. Current tax liabilities are paid to or refunded by SJPC.

SJFP follows the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(4)       INVENTORIES

Inventories as of December 31 consist of:

                                                                    1995
                                                                 ---------
Manufactured paper products and associated raw materials.........$  3,886
Materials and supplies...........................................  10,746
                                                                 ---------
                                                                 $ 14,632
                                                                 =========

The replacement cost of manufactured paper products and associated raw material inventories was in excess of LIFO stated cost by approximately $2,750 as of December 31, 1995. The reserve for obsolescence was approximately $2,100 at December 31, 1995.

(5)                 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, as of December 31 consist of:

                                                                  ESTIMATED
                                                       1995      USEFUL LIFE
                                                    ----------   ------------
 Land. . . . . . . . . . . . . . . . . . . . . . . $     200          --
 Land improvements . . . . . . . . . . . . . . . .     4,123          20
 Buildings . . . . . . . . . . . . . . . . . . . .    11,474          45
 Machinery and equipment . . . . . . . . . . . . .   366,225       12-30
 Office equipment. . . . . . . . . . . . . . . . .       732          10
 Autos and trucks. . . . . . . . . . . . . . . . .       861         3-6
 Construction in progress. . . . . . . . . . . . .     1,796          --
                                                  ------------
                                                     385,411
 Accumulated depreciation. . . . . . . . . . . . .   215,987
                                                 -------------
                                                   $ 169,424
                                                 =============

(6)                 INCOME TAXES

Total income tax expense (benefit) for the period from January 1, 1996 to May 30, 1996 and the year ended December 31, 1995 and 1994 was attributable to income (loss) from continuing operations and was ($951), $20,294, and $2,453, respectively.

Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amount computed by applying the statutory federal income tax rate to pre-tax income (loss) as a result of the following:

                                                                            YEAR ENDED DECEMBER 31,
                                                         PERIOD ENDED       -----------------------
                                                          MAY 30,1996        1995            1994
                                                        ----------------   -----------   ----------
Tax at the statutory federal rate. . . . . . . . .       $  (898)          $  19,167      $  2,317
State income taxes (net of federal benefit). . . .           (53)              1,127           136
                                                         ---------         ----------     ---------
                                                         $  (951)          $  20,294      $  2,453
                                                         ==========        ==========     =========

The tax effects of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at December 31, 1995, are presented below:

                                                                       1995
                                                                    ----------
Deferred tax liabilities:
 Property, plant and equipment, principally due to differences
  in depreciation. . . . . . . . . . . . . . . . . . . . . . . . .   $35,197
Deferred tax assets:
 Current:
 Accrued reserves. . . . . . . . . . . . . . . . . . . . . . . . .       762
 Noncurrent:
 Accrued reserves. . . . . . . . . . . . . . . . . . . . . . . . .     1,644
                                                                     --------
 Total deferred tax assets . . . . . . . . . . . . . . . . . . . .     2,406
                                                                     --------
Net deferred tax liability . . . . . . . . . . . . . . . . . . . .   $32,791
                                                                    =========

Based on the timing of reversal of future taxable amounts and SJFP's history of reporting taxable income, SJFP believes that the deferred tax assets will be realized and a valuation allowance is not considered necessary. The current deferred tax asset of $762 is recorded in other assets as of December 31, 1995.

(7)       PENSION AND RETIREMENT PLANS

Substantially all of SJFP's employees, along with other SJPC and subsidiaries eligible employees, participate in SJPC pension plans. During the past four years, the assets of the SJPC pension plan have exceeded benefit obligations under such plans, resulting in pension income under SFAS No. 87 "Employers' Accounting for Pensions." SJPC has an Employee Stock Ownership Plan (ESOP) for the purpose of purchasing stock of SJPC for the benefit of qualified employees. Contributions to the ESOP are limited to .5% of compensation of employees covered under the ESOP. No assets of the SJPC pension plan or the ESOP will be transferred as a result of the asset purchase agreement. No allocation of benefit or expense from the pension plans or ESOP has been made to SJFP during the period from January 1, 1996 to May 30, 1996 and the years ended December 31, 1995 and 1994 due to immateriality.

SJPC also has other defined contribution plans which, in conjunction with the ESOP, cover substantially all its salaried employees. Contributions are at the employees' discretion and are matched by SJPC up to certain limits. SJFP's expense for these defined contribution plans was $79, $131 and $133 in 1996, 1995 and 1994 respectively. Pursuant to the asset purchase agreement, the assets of the defined contribution plans attributable to transferred SJFP employees may be paid out immediately to the employee, left in the plans or rolled over into a qualified plan of the buyer, if such plan exists.

(8)       RELATED PARTY TRANSACTIONS

Intercompany due to and due from balances between SJFP and SJPC and its affiliates have been included in equity. The net intercompany due to SJFP was $86,348 at December 31, 1995. The intercompany transactions described below may or may not be indicative of what such transactions would have been had SJFP operated either as an unaffiliated entity or in affiliation with another entity.

An allocation of costs of overhead of SJPC is included in selling, general and administrative expenses. SJPC provides services for SJFP in treasury, taxes, benefits administration and legal support and other financial systems and support. SJPC's budgeted overhead was allocated based on a formula which equally weighted each subsidiary's proportional share of payroll, sales and fixed assets. This formula is similar to that which is used by many states to determine the economic activity of an entity and is considered by management to be a reasonable measure of the use of corporate resources by each subsidiary. SJFP was billed approximately $400 for the period from January 1, 1996 to May 30, 1996 and approximately $960 annually for such services in 1995 and 1994.

Sales to SJCC, a wholly owned subsidiary of SJFP, amounted to approximately $36,834, $126,410 and $97,691 representing approximately 78,000, 238,000 and
248,000 tons for the period from January 1, 1996 to May 30,1996 and for the years ended December 31, 1995 and 1994, respectively. Pricing for these transactions was based on the PULP & PAPER WEEK Price Watch: Paper and Paperboard. In addition, SJFP purchases both linerboard and corrugating medium for SJCC from outside suppliers. The price paid by SJFP for this rollstock was negotiated with each supplier. SJCC was charged for this rollstock at the prices published in PULP & PAPER WEEK.

Purchases of pulpwood and wood chips from St. Joseph Land and Development Company, a wholly owned subsidiary of SJFP, amounted to approximately $16,932, $55,225 and $54,321 representing approximately 570,000, 2,033,000 and 2,028,000 tons for the period from January 1, 1996 to May 30, 1996 and for the years ended December 31, 1995 and 1994, respectively.

SJFP ships the majority of its product via Apalachicola Northern Railroad, a subsidiary of SJPC. Amounts billed for freight amounted to approximately $1,241, $4,310 and $4,489 for the period from January 1, 1996 to May 30, 1996 and for the years ended December 31, 1995 and 1994, respectively.

(9)       CONTINGENCIES

SJFP is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a material adverse effect on SJFP's financial position, liquidity, or results of operations.

SJFP has retained certain self-insurance risks with respect to losses for third party liability, property damage and group health insurance provided to employees.

SJFP is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. It is SJFP's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.

SJFP is currently a party to, or involved in, legal proceedings involving environmental matters such as alleged discharges into water or soil. It is not possible to quantify future environmental costs because many issues relate to actions by third parties or changes in environmental regulation. Environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence. Based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of SJFP. Aggregate environmental related accruals were approximately $1,000 as of December 31, 1995.

                           REPORT OF INDEPENDENT ACCOUNTANTS



To the Management Oversight Committee and Members of Florida Coast Paper Company, L.L.C.


In our opinion, the accompanying balance sheet and the related statements of operations and changes in accumulated deficit and of cash flows present fairly, in all material respects, the financial position of Florida Coast Paper Company, L.L.C. (the Company) at December 31, 1996 and the results of its operations and its cash flows for the period from May 30, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 9 to the financial statements, all of the Company's linerboard production is purchased by the Company's owners at prices intended to generate sufficient funds to cover the Company's cash operating costs, cash interest expense and maintenance capital expenditures. As discussed in Note 3 to the financial statements, the Company's owners have agreed to continue to make supporting payments to the Company, despite the planned cessation of production on April 1, 1997.



PRICE WATERHOUSE LLP


Chicago, Illinois
March 27, 1997

FLORIDA COAST PAPER COMPANY, L.L.C.

                                BALANCE SHEET
                           As of December 31, 1996
                            (dollars in thousands)



ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $    8,621
 Accounts receivable from Joint Venture Partners . . . . . . . . .       8,643
 Other receivables . . . . . . . . . . . . . . . . . . . . . . . .         567
 Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,185
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         681
                                                                   ------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . .      31,697
                                                                   ------------
 Property, plant and equipment, net of accumulated depreciation. .     184,946
 Deferred debt issuance costs. . . . . . . . . . . . . . . . . . .       7,825
 Other noncurrent assets . . . . . . . . . . . . . . . . . . . . .         997
                                                                   ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $  225,465
                                                                   ------------

Current liabilities:
 Accrued payables. . . . . . . . . . . . . . . . . . . . . . . . .  $   10,222
 Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .       8,567
 Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .       1,753
                                                                    -----------
  Total current liabilities. . . . . . . . . . . . . . . . . . . .      20,542
                                                                    -----------
Long-term debt:
 Senior long-term debt . . . . . . . . . . . . . . . . . . . . . .     165,000
 Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . .      10,791
 Other noncurrent liabilities. . . . . . . . . . . . . . . . . . .       3,076
 Commitments and contingencies (Note 10)                           ------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .     199,409
                                                                   ------------
Members' equity
 Contributed capital . . . . . . . . . . . . . . . . . . . . . . .      40,000
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .     (13,944)
                                                                   ------------
  Total members' equity. . . . . . . . . . . . . . . . . . . . . .      26,056
                                                                   ------------
Total liabilities and members' equity. . . . . . . . . . . . . . .  $  225,465
                                                                   ============


The accompanying notes are an integral part of these statements.

                       FLORIDA COAST PAPER COMPANY, L.L.C.

             STATEMENT OF OPERATIONS AND CHANGES IN ACCUMULATED DEFICIT

               For the period from May 30, 1996 to December 31, 1996
                                (dollars in thousands)




Net sales to Joint Venture Partners. . . . . . . .     $  103,365
Cost of sales. . . . . . . . . . . . . . . . . . .        102,728
General, selling & administrative expense. . . . .          1,545
                                                     ------------
 Operating loss. . . . . . . . . . . . . . . . . .          (908)
                                                     ------------
Interest income. . . . . . . . . . . . . . . . . .            510
Interest expense . . . . . . . . . . . . . . . . .       (13,546)
                                                     ------------
 Other expense, net. . . . . . . . . . . . . . . .       (13,036)
                                                      -----------
Loss before income taxes . . . . . . . . . . . . .       (13,944)
Provision for state income taxes . . . . . . . . .             --
                                                     ------------
Net loss . . . . . . . . . . . . . . . . . . . . .       (13,944)
Accumulated deficit, beginning of period . . . . .             --
                                                      ------------
Accumulated deficit, end of period . . . . . . . .    $  (13,944)
                                                      ============


The accompanying notes are an integral part of these financial statements.

                  FLORIDA COAST PAPER COMPANY, L.L.C.

                         STATEMENT OF CASH FLOWS

             For the period from May 30, 1996 to December 31, 1996
                          (dollars in thousands)




CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . .    $  (13,944)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation. . . . . . . . . . . . . . . . . . .          7,785
 Other non-cash items. . . . . . . . . . . . . . .          1,952
Changes in current assets and liabilities:
 Accounts receivable . . . . . . . . . . . . . . .        (3,403)
 Inventories . . . . . . . . . . . . . . . . . . .          1,153
 Other current assets. . . . . . . . . . . . . . .           (681)
 Accounts payable. . . . . . . . . . . . . . . . .            788
 Accrued liabilities . . . . . . . . . . . . . . .          7,501
 Accrued interest. . . . . . . . . . . . . . . . .          1,753
 Other assets. . . . . . . . . . . . . . . . . . .           (687)
                                                        ----------
Net cash provided by operating activities. . . . .          2,217
                                                        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings . . . . . . . . . . . . . . . . . . . .        175,500
Debt repayments. . . . . . . . . . . . . . . . . .          (500)
Capital contribution from Joint Venture Partners .         40,000
Payment of debt issuance costs . . . . . . . . . .        (8,250)
                                                        ----------
Net cash provided by financing activities. . . . .        206,750
                                                        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . .        (3,932)
Payments made for business acquired. . . . . . . .      (196,414)
                                                        ----------
Net cash used in investing activities. . . . . . .      (200,346)
                                                        ----------

NET CASH FLOWS:
Net increase in cash and cash equivalents. . . . .          8,621
Cash and cash equivalents, beginning of period . .             --
                                                        ----------
Cash and cash equivalents, end of period . . . . .       $  8,621
                                                        ==========


See Note 4 regarding supplemental cash flow information.


The accompanying notes are an integral part of these financial statements.

                          FLORIDA COAST PAPER COMPANY, L.L.C.

                             NOTES TO FINANCIAL STATEMENTS
                                 December 31, 1996



NOTE 1 -- NATURE OF OPERATIONS

Florida Coast Paper Company, L.L.C. (the "Company") was formed for the purpose of purchasing a paperboard mill from St. Joe Forest Products Company ("St. Joe") located in Port St. Joe, Florida (the "Mill"). The Company is a joint venture between Stone Container Corporation ("Stone") and Four M Corporation (together, the "Joint Venture Partners"). The purchase, which occurred on May 30, 1996, was accounted for under the purchase method. Accordingly, the purchase price was allocated to the net assets acquired based on estimated fair values as supported by various company analyses some of which are still pending. The
Mill is engaged in the manufacture of mottled white and unbleached kraft linerboard. See also Part I Item 1. Business. The Company.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR:

The Company utilizes a December 31 fiscal year end. The accompanying financial statements are presented as of December 31, 1996 and for the period from May 30, 1996 to December 31, 1996 (the "1996 period").

ESTIMATES:

The financial statements are prepared in conformity with generally accepted accounting principles that require the use of management estimates. Changes in such estimates may affect amounts reported in future periods.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents and, therefore, includes such investments as cash and cash equivalents in the financial statements.

INVENTORIES:

Inventories are stated at the lower of cost or market. Costs for substantially all inventories are determined using the average cost method.
Property, plant and equipment:

Property, plant and equipment is stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements are capitalized. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income.

Depreciation is provided on the straight-line method over the estimated useful lives of depreciable assets based on the following annual rates:

TYPE OF ASSET:                                           RATES
--------------                                         ---------
Machinery and equipment.............................   7% to 33%
Buildings...........................................          4%
Land improvements...................................          7%

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed of", the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

DEFERRED DEBT ISSUANCE COSTS:

Deferred debt issuance costs are amortized over the expected life of the related debt using the interest method.

REVENUE RECOGNITION POLICY:

Revenues are recognized during the period in which such product is shipped.

INCOME TAXES:

As a limited liability company, the Company's results of operations are included in the U.S. federal income tax returns of the Joint Venture Partners. The Company has provided a valuation allowance for all state net operating loss carryforwards generated.

INSURANCE RESERVES:

The Company retains portions of anticipated losses related to workers' compensation and group medical. Liabilities in excess of specified amounts are the responsibility of the Company's insurance carriers. Reserves have been provided for the Company's loss retentions, based on experience and management's best estimate. Changes in actual experience could cause these estimates to change in the near term.

CONCENTRATION OF CREDIT RISK

A significant portion of the Company's accounts receivable are due from the Joint Venture Partners. See Note 9 "Related party transactions."


NOTE 3 -- SUBSEQUENT EVENT

On March 5, 1997 the Company announced that on April 1, 1997 it will cease production at the Mill until market conditions warrant a resumption of linerboard production. Stone and Four M, the Joint Venture Partners, have committed to fund the Company's cash operating costs, cash interest expense and maintenance capital expenditures during the shutdown. The Company also has a $20 million Subordinated Credit Facility provided by its Joint Venture Partners.

NOTE 4 -- ADDITIONAL CASH FLOW STATEMENT INFORMATION

(in thousands)
------------------------------------------------------      ==========
Cash paid during the 1996 period for:    interest.....       $ 10,577
                                                            ===========
                                       income taxes...       $     --
                                                             ==========
NOTE 5 -- INVENTORIES

Inventories as of December 31, 1996 are summarized as follows:

(in thousands)                                          1996
---------------------------------------            -----------
Raw materials. . . . . . . . . . . . .             $    3,616
Supplies     . . . . . . . . . . . . .                  8,337
Finished goods and work in process . .                  1,232
                                                   -----------
  Total inventories. . . . . . . . . .             $   13,185
                                                   ===========


NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 1996 is summarized as follows:

(in thousands)                                              1996
--------------------------------------------------       --------
Land and land improvements . . . . . . . . . . . .       $  2,815
Buildings. . . . . . . . . . . . . . . . . . . . .          7,564
Machinery and equipment. . . . . . . . . . . . . .        181,177
Construction in progress . . . . . . . . . . . . .          1,175
                                                        ---------
 Total property, plant and equipment . . . . . . .        192,731
Accumulated depreciation . . . . . . . . . . . . .        (7,785)
                                                        ---------
 Total property, plant and equipment, net. . . . .       $184,946
                                                       ==========

NOTE 7 -- LONG-TERM DEBT

Long-term debt at December 31, 1996 is summarized as follows:

(in thousands)                                            1996
--------------------------------------------------     ----------
Senior debt:
 12.75% First Mortgage Notes due June 1, 2003. . .     $  165,000
                                                       ----------
Subordinated debt:
 13.25% Subordinated Seller Note due June 1, 2004.         10,791
 Subordinated Credit Facility. . . . . . . . . . .             --
                                                       ----------
Total subordinated debt. . . . . . . . . . . . . .         10,791
                                                       ----------
Total long-term debt . . . . . . . . . . . . . . .     $  175,791
                                                       ==========

The First Mortgage Notes (the "Notes") bear interest at a rate of 12.75% per annum, payable semiannually on June 1 and December 1 of each year, commencing December 1, 1996. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes prior to maturity.

Interest on the Subordinated Seller Note (the "Seller Note") is compounded quarterly and has been added to the principal of the Seller Note rather than being paid in cash.

In connection with the acquisition of the Mill assets, the Joint Venture Partners have agreed to provide the Company with a $20 million subordinated line of credit for general corporate purposes (the "Subordinated Credit Facility"). The Subordinated Credit Facility will expire 90 days after the maturity of the Notes, and each loan made under the Subordinated Credit Facility bears interest at a rate equal to LIBOR, plus 3.625% per annum. At December 31, 1996, there were no borrowings outstanding under the Subordinated Credit Facility.

There are no amounts of long-term debt maturing during the next five years.

The indenture pursuant to which the Notes have been issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, make distributions, create certain liens, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations.

The Notes are secured by a first mortgage on all real property and improvements comprising the Company and a first priority security interest in substantially all of the equipment of the Company and certain other assets (but excluding, among other things, inventories and accounts receivable).

The Seller Note contains certain covenants none of which are more restrictive than those contained in the indenture.

The fair value of the Company's debt, based on the quoted market price at December 31, 1996 was $190,641.

NOTE 8 -- PENSIONS

The Company has noncontributory pension plans for the benefit of all salaried and hourly employees. The funding policy for the plans is to annually contribute the statutory required minimum. The salaried pension plan provides benefits based on a formula that takes into account each participant's final average earnings. The hourly pension plan provides benefits under a flat benefit formula. The salaried and hourly pension plans provide reduced benefits for early retirement.

Net pension expense for the combined pension plans for the 1996 period includes the following components:

(in thousands)                                                1996
------------------------------------------------------       ------
Service cost -- benefits earned during the period.....       $ 442
Interest cost on projected benefit obligations........          75
                                                             ------
Net pension expense...................................       $ 517
                                                             ======

The following table sets forth the funded status of the Company's pension plans and the amounts recorded in the Balance Sheet:

(in thousands)                                        DECEMBER 31, 1996
-------------------------------------------------     -----------------
Actuarial present value of benefit obligations:
 Vested benefits . . . . . . . . . . . . . . . . .     $  (1,835)
 Non-vested benefits . . . . . . . . . . . . . . .          (391)
                                                       -----------
Accumulated benefit obligation . . . . . . . . . .        (2,226)
Effect of increase in compensation levels. . . . .           (70)
                                                       ------------
Projected benefit obligation for service
   rendered through December 31, 1996                     (2,296)
Plan assets at fair value. . . . . . . . . . . . .            50
                                                       ------------
Excess of projected benefit obligation over plan assets   (2,246)
Unrecognized net actuarial loss. . . . . . . . . .           170
                                                       ------------
Net accrual. . . . . . . . . . . . . . . . . . . .     $  (2,076)
                                                       ============

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations at December 31, 1996 was 7.5 percent. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 5.0 percent. The expected long-term rate of return on assets was 8.5 percent.

NOTE 9 -- RELATED PARTY TRANSACTIONS

Pursuant to an Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase from the Company one half of the Mill's entire linerboard production at a price that is $25 per ton below the price of such product published in PULP & PAPER WEEK, an industry trade publication, subject to a minimum purchase price, which minimum purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. During the 1996 period, the Joint Venture Partner's were charged an additional $8.34 million as a result of the minimum purchase price provisions of the Output Purchase Agreement. This amount is included in Net Sales to Joint Venture Partners in the Statement of Operations. Furthermore, in addition to an initial investment of $40 million in the Company, the Joint Venture Partners have severally agreed to provide the Company with a $20 million Subordinated Credit Facility. See Note 7 "Long-term debt."

At December 31, 1996, the Company had receivables from the Joint Venture Partners of approximately $8.6 million.

The Company has entered into a procurement agreement with Stone pursuant to which Stone will procure wood fiber, at market values, on behalf of the Company.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

The Company entered into a Wood Fiber Supply Agreement (the "Fiber Agreement") with St. Joseph Land and Development Company ("St. Joe Land") pursuant to which St. Joe Land will supply a specified quantity of pulpwood and wood chips to the Company. The Company and St. Joe Land are currently determining the impact of the cessation of production on the Fiber Agreement. See Note 3. The Company may be required to make payments pursuant to the Fiber Agreement during the shutdown period.

In accordance with the provisions of the WARN Act, in the event that the shutdown of the Company's operations exceeds six months, the Company may be required to provide severance payments to its employees of up to 60 days of pay. (See Note 3)

Pursuant to the Acquisition Agreement, St. Joe Forest Products Company, St. Joe Paper Company and St. Joe Container Company have agreed to indemnify the Company for certain environmental matters based on activities prior to May 30, 1996. However, there can be no assurance that this indemnification will be sufficient to reimburse the Company for all environmental liabilities.

The Company is subject to costs arising out of environmental laws and regulations that include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available. St. Joe previously made significant capital expenditures to comply with water, air and solid and hazardous waste regulations. The Company expects to make significant expenditures in the future. The Company's environmental capital expenditures were immaterial in 1996 and are expected to approximate $600 thousand in 1997.

In December 1993, the U.S. Environmental Protection Agency (the "EPA") issued a proposed rule affecting the pulp and paper industry. These proposed regulations, informally known as the "cluster rules," would make more stringent requirements for discharge of wastewaters under the Clean Water Act and would impose new requirements on air emissions under the Clean Air Act. Pulp and paper manufacturers have submitted extensive comments to the EPA on the proposed regulations in support of the position that requirements under the proposed regulations are unnecessarily complex, burdensome and environmentally unjustified. Estimates, based on currently proposed regulations, indicate that the Company could be required to make capital expenditures of approximately $67 million (unaudited) in order to meet the requirements of the regulations, although it is likely this estimate will decrease upon finalization of the rules. While it cannot be predicted with certainty, it appears as though the final cluster rules that are currently expected to be issued in 1997, will be modified to reduce certain requirements. Assuming that the anticipated reduced requirements are promulgated as the Company expects, the Company currently believes it would be required to make capital expenditures of approximately $27 million (unaudited) during the period of 1998 through 2006 in order to meet the requirements of the anticipated regulations. If the Company determines to discontinue the production of mottled white linerboard, the Company estimates the capital spending that may be required to comply with the anticipated regulations could be $5 million (unaudited) (but could reach as high as $45 million (unaudited) under the currently proposed regulations). The ultimate financial impact of the regulations on the Company cannot be accurately estimated at this time but will depend on the nature of the final regulations, the timing of required implementation and the cost and availability of new technology. The Company may determine that, under the final regulations, the costs associated with the production of mottled white linerboard may be prohibitive and could discontinue its production. Because of the current higher margins associated with mottled white linerboard, in the event the Company discontinues the production of mottled white linerboard, its revenues and profit margins could decrease.

The Company may be subject to legal proceedings involving environmental matters such as alleged discharges into water or soil. Based on information presently available, management believes that the ultimate disposition of such matters would not have a material effect on the financial position, results of operations or liquidity of the Company.

Additionally, the Company is involved in certain litigation primarily arising in the normal course of business. In the opinion of management, the Company's liability under any pending litigation would not materially affect its financial condition, results of operations or liquidity.

NOTE 11 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes quarterly financial data for 1996:

(dollars in thousands)
----------------------
1996                    SECOND(1)            THIRD          FOURTH
----------------------  --------           -------        ---------
Net sales.............  $ 14,279           $43,496        $ 45,590
Cost of sales.........    14,478            43,393          44,857
Net income (loss).....    (2,138)           (5,365)         (6,441)


(1)   Includes one month of Florida Coast's results.