Form 10-Q
period 1997-03-31
FLORIDA COAST PAPER CO LLC; FLORIDA COAST PAPER FINANCE CORP
filed 1997-05-14
CIK 1018221, 1018684

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-Q

X    	Quarterly Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange    Act of 1934
	For the quarterly period ended March 31, 1997.
	or
__   	Transition Report Pursuant to Section 13 or 15(d)
	of the Securities   Exchange Act of 1934
	For the transition period from ____________________ to
	__________________



FLORIDA COAST PAPER COMPANY, L.L.C.         333-8023
FLORIDA COAST PAPER FINANCE CORP.           333-8023-01
(Exact names of registrants as (Commission file number) specified in their charters)

Delaware                                59-3379704
Delaware                                59-3379707
(State or other jurisdiction of    (I.R.S.employer
incorporation or organization)   identification no.)
600 U.S. Highway 98, Port St. Joe, FL      32456
(Address of principal executive offices) (Zip code)

Registrant's telephone number:  (904) 227-1171



Indicate by check mark whether the Registrant: (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant was required to file such reports), and
(2) has been subject to such filing requirements for
the past 90 days.
YES  x    NO


As of May 9, 1997, there were 40,000 units of Florida
Coast Paper Company, L.L.C.'s Common Member Interest outstanding and 1,000 shares of Common Stock of Florida
Coast Paper Finance Corp. outstanding.


               FLORIDA COAST PAPER COMPANY, L.L.C.
                   FLORIDA COAST FINANCE CORP.
               1997 QUARTERLY REPORT ON FORM 10-Q
               FOR THE PERIOD ENDED MARCH 31, 1997


                        TABLE OF CONTENTS



Part I - Financial Information

                                                               Page
Item 1.Financial Statements (Unaudited)

Balance Sheets as of March 31, 1997 and December 31, 1996     	2

Statement of Operations for the three months ended March 31,
1997 and Statement of Operations of St. Joe Forest Products Company --Linerboard Mill Operations (the "Predecessor") for
the three months ended March 31, 1996                       	3

Statement of Cash Flows for the three months ended March 31,
1997 and the Predecessor's Statement of Cash Flows for the
three months ended March 31, 1996                            	4

Notes to Financial Statements                    		5

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations                         	8


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
Exhibits and Reports on Form 8-K 		                10

Signatures


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               FLORIDA COAST PAPER COMPANY, L.L.C.
                         BALANCE SHEET

                     (dollars in thousands)

                                    March 31,December 31
                                         1997      1996
Assets
Current assets:
  Cash and cash equivalents           $13,857    $8,621
  Accounts receivable from Joint
       	 Venture Partners             		2,810     8,643
  Other receivables                       661       567
  Inventories                           9,973    13,185
  Other                                   403       681
     Total current assets              27,704    31,697
Property, plant and equipment,
   net of accumulated depreciation    183,389   184,946
Deferred debt issuance costs            7,632     7,825
Other noncurrent assets                 1,250       997
     Total assets                    $219,975  $225,465

Liabilities and members' equity
Current liabilities:
  Accounts payable                    $10,333   $10,222
  Accrued liabilities                   4,302     8,567
  Accrued interest                      7,013     1,753
     Total current liabilities         21,648    20,542
Long-term debt:
  Senior long-term debt               165,000   165,000
  Subordinated debt                    11,149    10,791
Other noncurrent liabilities            3,325     3,076
Commitments and contingencies (Note 6)
     Total liabilities                201,122   199,409
Members' equity
  Contributed capital                  40,000    40,000
  Accumulated deficit                (21,147)  (13,944)
     Total members' equity             18,853    26,056
Total liabilities and members' equity$219,975  $225,465


*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these financial statements.


               FLORIDA COAST PAPER COMPANY, L.L.C.

         STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                           (Unaudited)



(dollars in thousands)

                           Three months ended March 31,
                                         1997      1996
                              (Florida Coast)(Predecessor)
Net sales                             $42,074   $49,759
Cost of sales                          43,251    45,106
General, selling & administrative expense 438       766
  Operating profit (loss)             (1,615)     3,887
Interest income                           162        --
Interest expense                      (5,811)        --
Other income, net                          61       122
  Other expense, net                  (5,588)       122
Income (loss) before income taxes     (7,203)     4,009
Provision for income taxes                  -     1,486
Net income (loss)                    $(7,203)    $2,523


Accumulated deficit, beginning of period$(13,944)
Net loss                              (7,203)
Accumulated deficit, end of period  $(21,147)


The accompanying notes are an integral part of these financial statements.


               FLORIDA COAST PAPER COMPANY, L.L.C.

                     STATEMENT OF CASH FLOWS

                           (Unaudited)


(dollars in thousands)
                               Three months ended March 31,
                                         1997      1996
                              (Florida Coast)(Predecessor)
Cash flows from operating activities:
Net income (loss)                    $(7,203)    $2,523
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Depreciation                          3,530     6,241
  Other non-cash items                    800     (100)
Changes in current assets and liabilities:
  Receivables         		                5,739   (1,380)
  Inventories                           3,212   (1,003)
  Other current assets                    278        72
  Accounts payable                        111   (4,418)
  Accrued liabilities                 (4,265)       251
  Accrued interest                      5,260        --
Other assets                            (253)        --
Net cash provided by operating activities7,209    2,186

Cash flows from financing activities:
Change in intercompany accounts            --       300
Net cash provided by financing activities  --       300

Cash flows from investing activities:
Capital expenditures                  (1,973)   (2,486)
Net cash used in investing activities (1,973)   (2,486)

Net cash flows:
Net increase in cash and cash equivalents5,236       --
Cash and cash equivalents:
 Beginning of period               		 8,621          --
 End of period			                   $13,857      $   --



The accompanying notes are an integral part of these financial statements.



               FLORIDA COAST PAPER COMPANY, L.L.C.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 -- Nature of operations

On May 30, 1996, Florida Coast Paper Company, L.L.C.
(the "Company" or "Florida Coast") purchased a paperboard mill (the "Mill") from St. Joe Forest
Products Company ("SJFP"), a wholly owned subsidiary of St. Joe Paper Company ("SJPC"). Florida Coast is a joint venture between Stone Container Corporation
("Stone") and Four M Corporation ("Four M") (together, the "Joint Venture Partners"). The purchase was accounted for under the purchase method. Accordingly, the purchase price was allocated to the net assets acquired based on estimated fair values as supported by various company analyses some of which are still pending. Prior to May 30, 1996 the Mill was owned and operated by SJFP. The results of operations and cash flows of SJFPLinerboard Mill Operations (the
"Predecessor") for the three months ended March 31, 1996 have been presented for comparative purposes.

Florida Coast Paper Finance Corp. ("Finance Corp.") is a wholly owned subsidiary of Florida Coast. Finance
Corp. does not have any revenues or expenses, therefore, separate financial statements of Finance
Corp. have not been included in the financial statements included herein.

Note 2 -- Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements, footnote disclosures and other information included herein should be read in conjunction with the financial statements and the notes thereto included in Florida
Coast's latest Annual Report on Form 10-K.

The accompanying unaudited financial statements contain all normal recurring adjustments necessary to fairly present Florida Coast's financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and SJFPLinerboard Mill Operations results of operations and cash flows for the three months ended March 31, 1996.
Results for interim periods are not necessarily indicative of results for the entire year.

Note 3 -- Subsequent event

On April 5, 1997, the Company curtailed production at the Mill until market conditions warrant a resumption of linerboard production. Stone and Four M, the Joint
Venture Partners, have committed to fund the Company's cash operating costs, cash interest expense and maintenance capital expenditures during the shutdown.
The Company also has a $20 million Subordinated Credit
Facility provided by its Joint Venture Partners.

Note 4 -- Inventories
Inventories are summarized as follows:

(dollars in thousands)
                                    March 31,December 31,
                                         1997      1996

Raw materials                          $1,498    $3,616
Supplies                                8,380     8,337
Finished goods and work in process         95     1,232
  Total inventories                    $9,973   $13,185

Note 5 -- Related party transactions
Florida Coast
Pursuant to an Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase from the Company one half of the Mill's entire linerboard production at a price that is $25 per ton below the price of such product published in Pulp & Paper Week, an industry trade publication, subject to a minimum purchase price, which minimum purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. During the quarter ended March
31, 1997, the Joint Venture Partners were charged an additional $2.1 million as a result of the minimum purchase price provisions of the Output Purchase
Agreement. This amount is included in Net Sales to Joint Venture Partners in the Statement of Operations.
Furthermore, in addition to an initial investment of $40 million in the Company, the Joint Venture Partners have severally agreed to provide the Company with a $20 million Subordinated Credit Facility.
At March 31, 1997, the Company had receivables from the Joint Venture Partners of approximately $2.8 million.

The Company has entered into a procurement agreement with Stone pursuant to which Stone will procure wood fiber, at market values, on behalf of the Company.

St. Joe Forest Products  Linerboard Mill Operations

Prior to May 30, 1996, the Mill was owned and operated by SJPC. The information for the three months ended
March 31, 1996 is presented for comparative purposes.
The intercompany transactions described below may or may not be indicative of what such transactions would have been had SJFPLinerboard Mill Operations operated either as an unaffiliated entity or in affiliation with another entity.

An allocation of costs of overhead of SJPC is included in selling, general and administrative expenses. SJPC provided services in treasury, taxes, benefits administration and legal support and other financial systems and support. The Mill was billed approximately
$240 thousand for the three months ended March 31, 1996.

Sales to St. Joe Container Company ("SJCC"), a wholly owned subsidiary of SJFP, amounted to approximately
$27.2 million representing approximately 56,000 tons for the three months ended March 31, 1996. Pricing for these transactions was based on the Pulp & Paper Week
Price Watch: Paper and Paperboard.  In addition,
SJFPLinerboard Mill Operations purchased both linerboard and corrugating medium for SJCC from outside suppliers. The price paid for this rollstock was negotiated with each supplier. SJCC was charged for this rollstock at the prices published in Pulp & Paper
Week.

Purchases of pulpwood and wood chips from St. Joseph
Land and Development Company, a wholly owned subsidiary of SJFP, amounted to approximately $14.2 million representing approximately 474,000 tons for the three months ended March 31, 1996.
The Mill shipped the majority of its product via
Apalachicola Northern Railroad, a subsidiary of SJPC.
Amounts billed for freight amounted to approximately
$.9 million for the three months ended March 31, 1996.


Note 6--  Commitments and contingencies
The Company entered into a Wood Fiber Supply Agreement
(the "Fiber Agreement") with St. Joseph Land and
Development Company ("St. Joe Land") pursuant to which
St. Joe Land will supply a specified quantity of pulpwood and wood chips to the Company. The Company and St. Joe Land are currently determining the impact of the cessation of production on the Fiber Agreement.
The Company may be required to make certain payments pursuant to the Fiber Agreement during the shutdown period.

In addition, the Company has assumed certain natural gas agreements with St. Joe Natural Gas (a company not related to the seller). St. Joe Natural Gas is asserting that as part of such agreements, a firm commitment payment is due monthly notwithstanding the shutdown.
Therefore, the Company may be required to make certain payments of $175,000 per month during the shutdown period.

In accordance with the provisions of the WARN Act, in the event that the shutdown of the Company's operations exceeds six months, the Company may be required to provide severance payments to its employees of up to 60 days of pay.

FLORIDA COAST PAPER COMPANY L.L.C.

Item 2. Management's Discussion and Analysis of
Financial Condition And Results of Operations

General
The following discussion and analysis should be read in conjunction with the financial statements of the Company and St. Joe Forest Products Company--Linerboard
Mill Operations (the "Predecessor") and the notes thereto included elsewhere in this report.
The linerboard market is highly cyclical and sensitive to changes in industry capacity and economic conditions, which in turn, will impact the selling prices for the Company's products. Selling prices for the Mill's products have historically been the primary determinant of the Mill's financial performance. During
1996 prices for the Mill's products declined and continue to remain low as a result of excess industry capacity and weak demand. On April 5, 1997, the Company curtailed production at the Mill until market conditions warrant a resumption of linerboard production.

Results of Operations
Provided below is certain unaudited financial data for the three months ended March 31, 1997 and 1996:

(dollars in thousands)
                                   Three months ended March 31,
                                         1997      1996
                              (Florida Coast)(Predecessor)

Net sales                             $42,074   $49,759
Depreciation expense                    3,530     6,241
Interest expense                        5,811        --
Income (loss) before income taxes     (7,203)     4,009
Net income (loss)                     (7,203)     2,523


Three  Months Ended March 31, 1997 Compared with  Three
Months Ended March 31, 1996
Net sales decreased $7.7 million, or 15%, to $42.1 million in 1997 from $49.8 million in 1996. This decrease was attributable to a 22% and 20% decrease in the average selling prices for mottled white and kraft linerboard, respectively, which more than offset an increase in sales volume to approximately 117,962 tons in 1997 from approximately 105,956 tons in 1996.
Cost of sales decreased $1.8 million, or 4%, to $43.3 million in 1997 from $45.1 million in 1996. This decline was attributable primarily to a reduction in fuel, chemical and repair material costs. The Company produced 40,105 tons of mottled white linerboard and 76,394 tons of unbleached kraft linerboard in 1997 as compared with 43,699 tons and 65,357 tons, respectively, in 1996.
The Mill's selling, general and administrative expenses decreased $.4 million, or 50%, to $.4 million in 1997 from $.8 million in 1996. This decrease is primarily due to the cessation of SJPC overhead allocations and the elimination of the Company's sales force.
Depreciation expense decreased $2.7 million to $3.5 million in 1997 from $6.2 million in 1996 due to differences between the Company's depreciation method and estimated fixed asset useful lives as compared with the policies of the Predecessor company.
The net loss for the 1997 period includes $5.8 million of interest expense accrued on the Company's debt.

Financial Condition, Liquidity and Capital Resources

Historically, the Mill has met its liquidity requirements through cash flows from operations
(including the provisions of the Output Purchase
Agreement that provide for a minimum purchase price as previously described) and, for the period prior to May
30, 1996, through intercompany advances from SJPC.
During the shutdown period, as discussed in Note 3, the Joint Venture Partners have committed to fund the Company's cash operating costs, cash interest expense and maintenance capital expenditures.
The Company's cash provided by operating activities increased to $7.2 million in the first quarter of 1997 from $2.2 million in corresponding 1996 period, as the cash flow effects from working capital changes more than offset the decrease in net earnings. Accounts receivable decreased $5.7 million from December 31, 1996 primarily as a result of collections from the Joint Venture Partners. The $3.2 million decrease in inventories was the result of efforts taken to reduce inventory in preparation for the Mill shutdown. The decrease in accrued liabilities is primarily due to a $4.2 million property tax payment made during the first quarter. The $5.3 million increase in accrued interest was attributable to interest incurred during the quarter on the Company's $165 million 12 3/4% Series B
First Mortgage Notes due June 1, 2003 (the "Notes").
Interest on the Notes is payable semiannually June 1 and December 1.
The Company's principal liquidity requirements consist of debt service under the Notes and funding of capital expenditures. At March 31, 1997 the Company had outstanding approximately $176.1 million of indebtedness, consisting of the Notes and $11.1 million of 13 1/4% Subordinated debt due June 1, 2004 (the
"Seller Note").  Pursuant to the terms of the Seller
Note, the Company expects to pay interest in kind on this Subordinated indebtedness. The Company also has a $20 million Subordinated Credit Facility provided by its Joint Venture Partners which is undrawn. To the extent the Company borrows funds under this Subordinated Credit Facility, additional interest and principal payments will be required.

PART II. OTHER INFORMATION
Item 6.  Exhibits And Reports On Form 8-K

(a) Exhibits

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

3.1     Certificate of Formation of Florida Coast
        Paper Company, L.L.C. (the "Company").**

3.2     Certificate of Incorporation of Florida Coast
        Paper Finance Corp. ("Finance Corp.").**

3.7  By-laws of Finance Corp.**

4.1 Indenture, dated as of May 30, 1996, between the Company and Norwest Bank Minnesota, National
     Association (the "Trustee").**

4.2  Form of 12_% Series A and Series B First Mortgage
     Notes, dated as of May 30, 1996 (incorporated by reference to Exhibit 4.1).**

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

27.1 Financial Data Schedule.*
________________

*    Filed herewith.
**   Incorporated by reference to the Registration
     Statement on Form S-4 of the Company, as amended
     (the "Registration Statement"), as filed with the Securities and Exchange Commission (the "SEC") on
     July 12, 1996.


(b) Reports On Form 8-K

A Report on Form 8-K dated March 5, 1997 was filed under Item 5 - Other Events and Item 7 - Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FLORIDA COAST PAPER COMPANY,  L.L.C.
                         FLORIDA COAST FINANCE CORP.



                         RANDOLPH C. READ
                     			 Randolph C. Read
                         Chief Financial Officer and Treasurer
                         (Principal Accounting Officer and duly
                          authorized signatory)
Date: May 9, 1997