Form 10-Q
period 1997-06-30
FLORIDA COAST PAPER CO LLC; FLORIDA COAST PAPER FINANCE CORP
filed 1997-08-14
CIK 1018221, 1018684

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            Form 10-Q

X    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997.
or
__   Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ____________________ to
__________________



FLORIDA COAST PAPER COMPANY, L.L.C.         333-8023
FLORIDA COAST PAPER FINANCE CORP.           333-8023-01
(Exact names of registrants		(Commission file number)
as specified in their charters)

Delaware                           59-3379704
Delaware                           59-3379707
(State or other jurisdiction	   (I.R.S. employer
of incorporation or organization) identification no.)


600 U.S. Highway 98, Port St. Joe, FL        32456
(Address of principal executive offices)   (Zip code)


Registrant's telephone number:  (904) 227-1171



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO


As  of  August 13, 1997, there were 44,101 units of Florida Coast
Paper  Company,  L.L.C.'s Common Member Interest outstanding  and
1,000 shares of Common Stock of Florida Coast Paper Finance Corp.
outstanding.






               FLORIDA COAST PAPER COMPANY, L.L.C.
                   FLORIDA COAST FINANCE CORP.
               1997 QUARTERLY REPORT ON FORM 10-Q
               FOR THE PERIOD ENDED JUNE 30, 1997


                        TABLE OF CONTENTS



Part I - Financial Information

                                                             Page
Item 1.Financial Statements (Unaudited)

Balance Sheets as of June 30, 1997 and December 31, 1996	2

Statement of Operations for the three months ended June 30,
1997 and the one month ended June 30, 1996 and Statement of Operations of St. Joe Forest Products Company _ Linerboard Mill Operations (the "Predecessor") for the two months ended
May 30, 1996							3

Statement of Operations for the six months ended June 30,
1997 and the one month ended June 30, 1996 and the
Predecessor's Statement of Operations for the five months
ended May 30, 1996						4

Statement of Cash Flows for the three months ended June 30,
1997 and one month ended June 30, 1996 and the Predecessor's
Statement of Cash Flows for the two months ended May 30, 1996   5

Statement of Cash Flows for the six months ended June 30,
1997 and the one month ended June 30, 1996 and the
Predecessor's Statement of Cash Flows for the five months
ended May 30, 1996    						6

Notes to Financial Statements		                        7

Item 2   Management's Discussion and Analysis of Financial
Condition and Results of Operations                            10


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K			12

Signatures


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               FLORIDA COAST PAPER COMPANY, L.L.C.

                          BALANCE SHEET


(dollars in thousands)
                                          June 30,December 31,
                                              1997      1996
Assets
Current assets:
  Cash and cash equivalents                   $667    $8,621
  Accounts receivable from
      Joint Venture Partners 		        --     8,643
  Other receivables                            225       567
  Inventories                                8,887    13,185
  Other                                        235       681
  Total current assets                      10,014    31,697
Property, plant and equipment,
   net of accumulated depreciation	   181,279   184,956
Deferred debt issuance costs                 7,432     7,825
Other noncurrent assets                        667       997
  Total assets                            $199,392  $225,465

Liabilities and members' equity
Current liabilities:
  Accounts payable                          $2,040   $10,222
  Accrued liabilities                        4,670     8,567
  Accrued interest                           1,753     1,753
  Total current liabilities                  8,463    20,542
Long-term debt:
  Senior long-term debt                    165,000   165,000
  Subordinated debt                         11,518    10,791
  Subordinated credit facility               4,561        --
Other noncurrent liabilities                 3,351     3,076
Commitments and contingencies (Note 6)
  Total liabilities                        192,893   199,409
Members' equity
  Contributed capital                       44,101    40,000
  Accumulated deficit                     (37,602)  (13,944)
  Total members' equity                      6,499    26,056
Total liabilities and members' equity     $199,392  $225,465


*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these financial statements.


               FLORIDA COAST PAPER COMPANY, L.L.C.

         STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                           (Unaudited)



(dollars in thousands)
                              Three months One monthTwo months
                                    ended      ended     ended
                            June 30, 1997June 30, 1996May 30, 1996
                           (Florida Coast)(Florida Coast)(Predecessor)

Net sales                             $782   $14,279   $17,911
Cost of sales                       10,770    14,478    23,873
General, selling &
      administrative expense	        666       259	   643
  Operating loss                   (10,654)    (458)   (6,605)
Interest income                         77        24        --
Interest expense                   (5,889)   (1,956)        --
Other income, net                       11       127        30
  Other expense, net               (5,801)   (1,805)        30
Loss before income taxes           (16,455)  (2,263)   (6,575)
Income tax benefit                      --     (125)   (2,437)
Net loss                           $(16,455)$(2,138)  $(4,138)

Accumulated deficit,
     beginning of period 	   (21,147)      --
Net loss                           (16,455)  (2,138)
Accumulated deficit, end of period $(37,602)$(2,138)


The accompanying notes are an integral part of these financial statements.


               FLORIDA COAST PAPER COMPANY, L.L.C.

         STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                           (Unaudited)



(dollars in thousands)
                              Six months One monthFive months
                                   ended     ended     ended
                           June 30, 1997June 30, 1996May 30, 1996
                         (Florida Coast)(Florida Coast)(Predecessor)

Net sales                        $42,856   $14,279   $67,670
Cost of sales                     54,021    14,478    68,979
General, selling &
   administrative expense 	   1,104       259	1,409
Operating loss                  (12,269)     (458)   (2,718)
Interest income                      239        24        --
Interest expense                (11,700)   (1,956)        --
Other income, net                     72       127       152
Other expense, net              (11,389)   (1,805)       152
Loss before income taxes        (23,658)   (2,263)   (2,566)
Income tax benefit                    --     (125)     (951)
Net loss                       $(23,658)  $(2,138)  $(1,615)

Accumulated deficit,
    beginning of period		(13,944)        --
Net loss                        (23,658)   (2,138)
Accumulated deficit,
    end of period		$(37,602)$ (2,138)


The accompanying notes are an integral part of these financial statements.


               FLORIDA COAST PAPER COMPANY, L.L.C.

                     STATEMENT OF CASH FLOWS

                           (Unaudited)


(dollars in thousands)
                            Three months One monthTwo months
                                   ended     ended     ended
                           June 30, 1997June 30, 1996May 30, 1996
                        (Florida Coast)(Florida Coast)(Predecessor)
Cash flows from operating activities:
Net loss                       $(16,455)  $(2,138)  $(4,138)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

  Depreciation                     3,238     1,114     4,094
  Other non-cash items               657       169      (98)
Changes in current assets and liabilities:
  Receivables                      3,246   (8,502)     4,704
  Inventories                      1,086     (482)     1,633
  Other current assets               168     (207)     (376)
  Accounts payable               (8,293)     6,249     4,820
  Amounts due to Joint Venture Partners--      150        --
  Accrued liabilities                368     2,679       569
  Accrued interest               (5,260)     1,787        --
Other assets                         273        --        --
Net cash provided (used)
   by operating activities	(20,972)	819	11,208

Cash flows from financing activities:
Borrowings                         8,600   175,500        --
Payments made on debt            (4,101)        --        --
Capital contribution from
 Joint Venture Partners	  	   4,101    40,000        --
Payment of debt issuance costs        --   (7,410)        --
Change in intercompany accounts       --        --   (9,534)
Net cash provided (used)
    by financing activities	   8,600   208,090   (9,534)

Cash flows from investing activities:
Capital expenditures               (818)        --   (1,674)
Payments made for business acquired   -- (200,284)        --
Net cash used in
   investing activities		   (818) (200,284)   (1,674)

Net cash flows:
Net increase (decrease) in
  cash and cash equivalents	(13,190)    8,625        --
Cash and cash equivalents,
  beginning of period		 13,857        --	 --
Cash and cash equivalents,
  end of period			$   667    $8,625	$--

 The accompanying notes are an integral part of these financial statements

               FLORIDA COAST PAPER COMPANY, L.L.C.

                     STATEMENT OF CASH FLOWS

                           (Unaudited)


dollars in thousands)
                              Six months One monthFive months
                                   ended     ended     ended
                           June 30, 1997June 30, 1996May 30, 1996
                         (Florida Coast)(Florida Coast)(Predecessor
Cash flows from operating activities:
Net loss                       $(23,658)  $(2,138)  $(1,615)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
  Depreciation                     6,768     1,114    10,335
  Other non-cash items             1,457       169     (198)
Changes in current assets and liabilities:
  Receivables                      8,985   (8,502)     3,324
  Inventories                      4,298     (482)       630
  Other current assets               446     (207)     (304)
  Accounts payable               (8,182)     6,249       402
  Amounts due to Joint Venture Partners--      150        --
  Accrued liabilities            (3,897)     2,679       820
  Accrued interest                    --     1,787        --
Other assets                          20        --        --
Net cash provided (used)
 by operating activities	(13,763)       819    13,394

Cash flows from financing activities:
Borrowings                         8,600    175,500        --
Payments made on debt             (4,101)        --        --
Capital contribution from
   Joint Venture Partners          4,101     40,000       --
Payment of debt issuance costs        --   (7,410)        --
Change in intercompany accounts       --        --   (9,234)
Net cash provided (used)
 by financing activities	   8,600    208,090  (9,234)

Cash flows from investing activities:
Capital expenditures             (2,791)        --   (4,160)
Payments made for business acquired   --  (200,284)        --
Net cash used in
   investing activities		 (2,791)  (200,284)  (4,160)

Net cash flows:
Net increase (decrease)
  in cash and cash equivalents   (7,954)     8,625      --
Cash and cash equivalents,
   beginning of period		  8,621       --	--
Cash and cash equivalents,
   end of period 		   $667    $8,625$      --

The accompanying notes are an integral part of these financial statements.

               FLORIDA COAST PAPER COMPANY, L.L.C.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 _  Nature of operations

On May 30, 1996, Florida Coast Paper Company, L.L.C. (the "Company" or "Florida Coast") purchased a paperboard mill (the "Mill") from St. Joe Forest Products Company ("SJFP"), a wholly owned subsidiary of St. Joe Paper Company ("SJPC"). Florida Coast is a joint venture between Stone Container Corporation ("Stone") and Four M Corporation ("Four M") (together, the "Joint Venture Partners"). The purchase was accounted for under the purchase method. Accordingly, the purchase price was allocated to the net assets acquired based on estimated fair values. Prior to May 30, 1996 the Mill was owned and operated by SJFP. The results of operations and cash flows of SJFPLinerboard Mill Operations (the "Predecessor") for the two and five months ended May 30, 1996 have been presented for comparative purposes.

Florida Coast Paper Finance Corp. ("Finance Corp.") is a wholly owned subsidiary of Florida Coast. Finance Corp. does not have any revenues or expenses, therefore, separate financial statements of Finance Corp. have not been included in the financial statements included herein.

Note 2 _  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Florida Coast's latest Annual Report on Form 10-K.

In the opinion of the Company, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to fairly present Florida Coast's financial position as of June 30, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1997 and the one month ended June 30, 1996 and SJFPLinerboard Mill Operations results of operations and cash flows for the two and five months ended May 30, 1996. Results for interim periods are not necessarily indicative of results for the entire year.

Note 3 _  Facility shutdown

On  April  5, 1997, the Company curtailed production at the  Mill due  to  the  unfavorable economic conditions in  the  linerboard
industry.   On July 25, 1997, management announced the Mill  will
resume production in September 1997.

Note 4 _  Inventories
Inventories are summarized as follows:
                                June 30,December 31,
                                    1997      1996

Raw materials                    $   621  $  3,616
Supplies                           8,266     8,337
Finished goods and work in process    --     1,232
Total inventories                 $8,887   $13,185

Note 5 _  Related party transactions
Florida Coast
Pursuant to an Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase from the Company one half of the Mill's entire linerboard production at a price that is $25 per ton below the price of such product published in Pulp & Paper Week, an industry trade publication, subject to a minimum purchase price, which minimum purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. During the three and six months ended June 30, 1997, the Joint Venture Partners paid an additional $4.1 and $6.2 million, respectively. This amount is included in Net Sales to Joint Venture Partners in the Statement of Operations for the first quarter of 1997. The second quarter payment of $4.1 million, made during the shutdown period, was declared a capital contribution. Furthermore, the Joint Venture Partners have severally agreed to provide the Company with a $20 million Subordinated Credit Facility. At June 30, 1997 there was $4.6 million outstanding under the Subordinated Credit Facility.

The Company has entered into a procurement agreement with Stone pursuant to which Stone will procure wood fiber, at market values, on behalf of the Company.

St. Joe Forest Products  Linerboard Mill Operations

Prior to May 30, 1996, the Mill was owned and operated by SJPC. The information for the two and five months ended May 30, 1996 is presented for comparative purposes. The intercompany transactions described below may or may not be indicative of what such transactions would have been had SJFPLinerboard Mill Operations operated either as an unaffiliated entity or in affiliation with another entity.

An allocation of costs of overhead of SJPC is included in selling, general and administrative expenses. SJPC provided services in treasury, taxes, benefits administration and legal support and other financial systems and support. The Mill was billed approximately $.2 and $.4 million for the two and five months ended May 30, 1996, respectively.

Sales  to  St.  Joe Container Company ("SJCC"),  a  wholly  owned subsidiary of SJFP, amounted to approximately $9.6 and $36.8 million representing approximately 22,000 and 78,000 tons for the two and five months ended May 30, 1996, respectively. Pricing for these transactions was based on the Pulp & Paper Week Price
Watch: Paper and Paperboard. In addition, SJFPLinerboard Mill Operations purchased both linerboard and corrugating medium for SJCC from outside suppliers. The price paid for this rollstock was negotiated with each supplier. SJCC was charged for this rollstock at the prices published in Pulp & Paper Week.

Purchases of pulpwood and wood chips from St. Joseph Land and Development Company, a wholly owned subsidiary of SJFP, amounted to approximately $2.7 and $16.9 million representing approximately 96,000 and 570,000 tons for the two and five months ended May 30, 1996, respectively.

The  Mill  shipped  the majority of its product via  Apalachicola
Northern  Railroad,  a subsidiary of SJPC.   Amounts  billed  for
freight amounted to approximately $.3 and $1.2 million for the two and five months ended May 30, 1996, respectively.


Note 6_ Commitments and contingencies
The Company entered into a Wood Fiber Supply Agreement (the "Fiber Agreement") with St. Joseph Land and Development Company ("St. Joe Land") pursuant to which St. Joe Land will supply a specified quantity of pulpwood and wood chips to the Company. The Company and St. Joe Land are currently determining the impact of the cessation of production on the Fiber Agreement. The Company will make certain payments pursuant to the Fiber Agreement during the shutdown period.

In addition, the Company assumed certain natural gas agreements with St. Joe Natural Gas ("SJNG") (a company not related to the seller). SJNG is asserting that, as part of such agreements, a firm commitment payment is due monthly notwithstanding the shutdown. The Company is currently in discussions with SJNG to explore possible settlement of pending contractual issues.

               FLORIDA COAST PAPER COMPANY L.L.C.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition And Results of Operations

General
The following discussion and analysis should be read in conjunction with the financial statements of the Company and St. Joe Forest Products Company_Linerboard Mill Operations (the "Predecessor") and the notes thereto included elsewhere in this report.
The linerboard market is highly cyclical and sensitive to changes in industry capacity and economic conditions, which in turn, will impact the selling prices for the Company's products. Selling prices for the Mill's products have historically been the primary determinant of the Mill's financial performance. During 1996 prices for the Mill's products declined and continue to remain low as a result of excess industry capacity and weak demand. On April 5, 1997, the Company curtailed production at the Mill until market conditions warranted a resumption of linerboard production. On July 25, 1997, the Company announced that operations will resume in September 1997.

Results of Operations
Provided below is certain unaudited financial data for the three and six months ended June 30, 1997 and 1996:

(dollars in thousands)

        Three months ended June 30,Six months ended June 30,
                     1997      1996      1997      1996

Net sales             782    32,190    42,856    81,949
Depreciation expense3,238     5,208     6,768    11,449
Interest expense    5,889     1,956    11,700     1,956
Loss before
    income taxes  (16,455)   (8,838)  (23,658)   (4,829)
Net loss          (16,455)   (6,276)  (23,658)   (3,753)


The decrease in sales from the prior year periods is due to the cessation of production for substantially all of the second quarter. Sales for the six month period were also negatively impacted by a decrease in average selling prices for linerboard.

The  depreciation expense decrease in both periods is due to  the
differences  between  the  Company's  depreciation   method   and
estimated  fixed  asset  useful  lives  as  compared   with   the
Predecessor company.

The net loss includes interest expense of $5.9 million and $11.7 million for the three and six months ended June 30, 1997, respectively. The increase in interest expense over the prior year is due to the Company's debt being outstanding for only one month at June 30, 1996.

Financial Condition, Liquidity and Capital Resources Historically, the Mill has met its liquidity requirements through cash flows from operations (including the provisions of the Output Purchase Agreement that provide for a minimum purchase price as previously described) and, for the period prior to May 30, 1996, through intercompany advances from SJPC.
During  the  shutdown  period  the Joint  Venture  Partners  have committed to fund the Company's cash operating costs, cash interest expense and maintenance capital expenditures. The Company's cash decreased due to the semiannual payment of interest due June 1 in the amount of $10.5 million and the payment of current liabilities outstanding at the shutdown date. The Joint Venture Partners advanced $8.6 million under the Subordinated Credit Facility.
The Company's principal liquidity requirements consist of debt service and funding of capital expenditures. At June 30, 1997 the Company had outstanding approximately $181 million of indebtedness, consisting of $165 million 12 3/4% Series B First Mortgage Notes due June 1, 2004 and $11.5 million of 13 1/4% Subordinated debt due June 1, 2004 (the "Seller Note"). Pursuant to the terms of the Seller Note, the Company expects to pay interest in kind on this Subordinated indebtedness. The Company also has a $20 million Subordinated Credit Facility provided by its Joint Venture Partners on which $4.6 million was outstanding at June 30, 1997.

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


(b) Reports On Form 8-K
     None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FLORIDA COAST PAPER COMPANY,L.L.C.
                            FLORIDA COAST FINANCE CORP.



        	           RANDOLPH C. READ
			   Randolph C. Read
                           Chief Financial Officer and
			   Treasurer
                           (Principal Accounting Officer
			    and duly authorized signatory)
Date: August 13, 1997