Form 10-Q
period 1997-09-30
FLORIDA COAST PAPER CO LLC; FLORIDA COAST PAPER FINANCE CORP
filed 1997-11-13
CIK 1018221, 1018684

SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC  20549


                       Form 10-Q

X    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities
      Exchange Act of 1934
For the quarterly period ended September 30, 1997.
or
     Transition Report Pursuant to Section 13 or 15(d)
of the Securities
     Exchange Act of 1934
For the transition period from ____________________ to
__________________



FLORIDA COAST PAPER COMPANY, L.L.C.     333-8023
FLORIDA COAST PAPER FINANCE CORP.       333-8023-01
(Exact names of registrants   (Commission file number)
 as specified in their charters)

Delaware                      	59-3379704
Delaware                      	59-3379707
(State or other jurisdiction of     (I.R.S. employer
incorporation or organization)	identification no.)

600 U.S. Highway 98, Port St. Joe, FL	32456
(Address of principal executive offices)(Zip code)


Registrant's telephone number:  (904) 227-1171



Indicate by check mark whether the Registrant: (1)  has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding  12 months (or for such shorter  period  that
the  registrant was required to file such reports), and
(2)  has  been subject to such filing requirements  for
the past 90 days.
YES  x    NO


As of November 12, 1997, there were 63,167 units of Florida Coast Paper Company, L.L.C.'s Common Member
Interest outstanding and 1,000 shares of Common Stock of Florida Coast Paper Finance Corp. outstanding.






          FLORIDA COAST PAPER COMPANY, L.L.C.
              FLORIDA COAST FINANCE CORP.
          1997 QUARTERLY REPORT ON FORM 10-Q
        FOR THE PERIOD ENDED SEPTEMBER 30, 1997


                   TABLE OF CONTENTS



Part I - Financial Information

                                                  Page
Item 1.
Financial Statements (Unaudited)

     Balance Sheets as of September 30, 1997 and
	December 31, 1996                           2

     Statement of Operations for the three months ended
     September 30, 1997 and 1996                  3

     Statement of Operations for the nine months ended
     September 30, 1997 and the four months ended
     September 30, 1996 and Statement of Operations of
	St. Joe Forest Products Company _ Linerboard Mill
	Operations(the "Predecessor") for the five months
	ended May 30, 1996                          4

     Statement of Cash Flows for the three months ended
     September 30, 1997 and 1996                  5

     Statement of Cash Flows for the nine months ended
     September 30, 1997 and the four  months ended
     September 30, 1996 and the Predecessor's Statement
	of Cash Flows for the five months ended
	May 30, 1996    			   6

     Notes to Financial Statements                7

Item 2
Management's Discussion and Analysis of Financial
Condition and Results of Operations                9

Part II - Other Information

Item 6.
Exhibits and Reports on Form 8-K                  11

Signatures
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLORIDA COAST PAPER COMPANY, L.L.C.

BALANCE SHEET


(dollars in thousands)

                             September 30,December 31,
Assets                               1997        1996
Current assets:
  Cash and cash equivalents         $  709  $  8,621
  Accounts receivable from
  Joint Venture Partners	     6,664	8,643
  Other receivables                    185       567
  Inventories                       10,470    13,185
  Other                                210       681
     Total current assets           18,238    31,697

Property, plant and equipment,
   net of accumulated depreciation 178,852  184,946
Deferred debt issuance costs         7,225     7,825
Other noncurrent assets                832       997
     Total assets                $ 205,147 $ 225,465

Liabilities and members' equity
Current liabilities:
  Accounts payable                  $6,075   $10,222
  Accrued liabilities                7,212     8,567
  Accrued interest                   7,013     1,753
     Total current liabilities      20,300    20,542
Long-term debt:
  Senior long-term debt            165,000   165,000
  Subordinated debt                 11,900    10,791
  Subordinated credit facility          --        --
Other noncurrent liabilities         2,947     3,076
Commitments and contingencies
     Total liabilities             200,147   199,409
Members' equity
  Contributed capital               63,167    40,000
  Accumulated deficit             (58,167)  (13,944)
     Total members' equity           5,000    26,056
Total liabilities and members' equity$ 205,147$ 225,465


*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these financial statements.


FLORIDA COAST PAPER COMPANY, L.L.C.

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)



(dollars in thousands)
                              Three MonthsThree Months
                                     ended     ended
                             September 30,September 30,
                                      1997      1996
                           (Fl Coast)	(Fl Coast)

Net sales                      $       918  $ 43,496
Cost of sales                       15,228    43,393
General, selling &
administrative expense		       247     	464
  Operating loss                  (14,557)     (361)
Interest income                         14       149
Interest expense                   (6,022)   (5,742)
Other income, net                       --       277
  Other expense, net               (6,008)   (5,316)
Loss before income taxes          (20,565)   (5,677)
Income tax benefit                      --       312
Net loss                         $(20,565) $ (5,365)

Accumulated deficit, beginning of period(37,602)(2,138)
Net loss                          (20,565)   (5,365)
Accumulated deficit, end of period$(58,167) $(7,503)


The accompanying notes are an integral part of these financial statements.


FLORIDA COAST PAPER COMPANY, L.L.C.

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

(Unaudited)



(dollars in thousands)
                     Nine MonthsFour MonthsFive Months
                           ended     ended     ended
                   September 30,September 30,May 30,
                            1997      1996      1996
                 (Florida Coast)(Florida Coast)(Pred
ecessor)

Net sales               $ 43,774  $ 57,775  $ 67,670
Cost of sales             69,249    57,871    68,979
General, selling &
administrative expense	   1,351      723      1,409
  Operating loss        (26,826)     (819)   (2,718)
Interest income              253       173        --
Interest expense        (17,722)   (7,698)        --
Other income, net             72       404       152
  Other expense, net    (17,397)   (7,121)       152
Loss before income taxes(44,223)   (7,940)   (2,566)
Income tax benefit            --       437       951
Net loss              $ (44,223) $ (7,503) $ (1,615)

Accumulated deficit,
 beginning of period	(13,944)  	--
Net loss                (44,223)   (7,503)
Accumulated deficit,
 end of period		$(58,167)  (7,503)


The accompanying notes are an integral part of these financial statements.


FLORIDA COAST PAPER COMPANY, L.L.C.

STATEMENT OF CASH FLOWS

(Unaudited)


(dollars in thousands)
                              Three MonthsThree Months
                                     ended     ended
                             September 30,September 30,
                                      1997      1996
                           (Fl Coast)	(Fl Coast)
Cash flows from operating activities:
Net loss                        $ (20,565) $ (5,365)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
  Depreciation                       3,426     3,343
  Other non-cash items                 902       516
Changes in current assets and liabilities:
  Receivables                        (993)     1,623
  Inventories                      (1,583)     1,260
  Other current assets                  25     (694)
  Accounts payable                   4,035   (4,795)
  Accrued liabilities                2,542     1,811
  Accrued interest                   5,260     5,225
Changes in other assets and liab      (942)      --
Net cash provided (used) by
 operating activities		    (7,893)	2,924

Cash flows from financing activities:
Borrowings                           8,700        --
Payments made on debt             (13,199)     (500)
Capital contribution from
Joint Venture Partners		 13,433		--
Payment of debt issuance costs        --     (840)
Net cash provided (used) by
 financing activities  		8,934	(1,340)

Cash flows from investing activities:
Capital expenditures                 (999)   (2,219)
Payments made for business acquired     --        --
Net cash used in investing activities(999)   (2,219)

Net cash flows:
Net increase (decrease) in
cash and cash equivalents	  42     (635)
Cash and cash equivalents,
 beginning of period  		 667 	8,625
Cash and cash equivalents,
 end of period			$709 	$7,990

The accompanying notes are an integral part of these financial statements
FLORIDA COAST PAPER COMPANY, L.L.C.

STATEMENT OF CASH FLOWS

(Unaudited)


                     Nine MonthsFour MonthsFive Months
                           ended     ended     ended
                   September 30,September 30,May 30,
                            1997      1996      1996
                 (Florida Coast)(FlCoast)(Predecessor)
Cash flows from operating activities:
Net loss               $(44,223)  $(7,503)  $(1,615)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

  Depreciation            10,194     4,457    10,335
  Other non-cash items     2,359       685     (198)
Changes in current assets and liabilities:
  Receivables              7,992   (6,879)     3,324
  Inventories              2,715       778       630
  Other current assets       471     (901)     (304)
  Accounts payable       (4,147)     1,454       402
  Amounts due to Joint
 Venture Partners	 --       150		--
  Accrued liabilities    (1,355)     4,490       820
  Accrued interest         5,260     7,012        --
Changes in other assets
 and liabilities	(922)      --		--
Net cash provided (used) by
  operating activities   (21,656)     3,743    13,394

Cash flows from financing activities:
Borrowings                17,300   175,500        --
Payments made on debt   (17,300)     (500)        --
Capital contribution from
   Joint Venture Partners 17,534    40,000        --
Payment of debt issuance costs--   (8,250)        --
Change in intercompany accounts--       --   (9,234)
Net cash provided (used) by
   financing activities   17,534   206,750   (9,234)

Cash flows from investing activities:
Capital expenditures     (3,790)   (2,219)   (4,160)
Payments made for
business acquired     -- 	(200,284)		--
Net cash used in
investing activities	(3,790)	(202,503)	(4,160)

Net cash flows:
Net increase (decrease)  in cash
    and cash equivalents (7,912)     7,990        --
Cash and cash equivalents,
    beginning of period    8,621        --        --
Cash and cash equivalents
, end of period	$    709	$  7,990      $     --

  The accompanying notes are an integral part of these financial statements.
FLORIDA COAST PAPER COMPANY, L.L.C.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


Note 1 _  Nature of operations

On May 30, 1996, Florida Coast Paper Company, L.L.C.
(the "Company" or "Florida Coast") purchased a paperboard mill (the "Mill") from St. Joe Forest
Products Company ("SJFP"), a wholly owned subsidiary of St. Joe Paper Company ("SJPC"). Florida Coast is a joint venture between Stone Container Corporation
("Stone") and Four M Corporation ("Four M") (together, the "Joint Venture Partners"). The purchase was accounted for under the purchase method. Accordingly, the purchase price was allocated to the net assets acquired based on estimated fair values. Prior to May 30, 1996 the Mill was owned and operated by SJFP.
The results of operations and cash flows of SJFPLinerboard Mill Operations (the "Predecessor") for the five months ended May 30, 1996 have been presented for comparative purposes.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to fairly present
Florida Coast's financial position as of September 30, 1997 and the results of operations and cash flows for the three and nine months ended September 30, 1997 and the four months ended September 30, 1996 and SJFPLinerboard Mill Operations results of operations and cash flows for the five months ended May 30, 1996.
Results for interim periods are not necessarily indicative of results for the entire year.

Note 3 _  Facility shutdown

Due to economic conditions in the linerboard industry, production was suspended at the Mill beginning on April
5, 1997.  On July 25,1997, management announced the
Mill would resume production in September 1997.  On
September 19, 1997 production was resumed and full production was achieved by October 4, 1997.

Note 4 _  Inventories
Inventories are summarized as follows:


(dollars in thousands)
                      September 30,December 31,
                               1997      1996

Raw materials                $2,647    $3,616
Supplies                      7,618     8,337
Finished goods and work in process205   1,232
 Total inventories          $10,470   $13,185


Note 5 _  Related party transactions
Florida Coast
Pursuant to an Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase from the Company one half of the Mill's entire linerboard production at a price that is $25 per ton below the price of such product published in Pulp & Paper Week, an industry trade publication, subject to a minimum purchase price, which minimum purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. During the three and nine months ended September 30, 1997, the Joint Venture Partners' obligation under the purchase price provisions of the Output Purchase Agreement was $19.1 and $25.3 million, respectively. The $2.1 million paid during the first quarter is included in Net Sales to Joint Venture
Partners in the Statement of Operations. The second and third quarter amounts of $4.1 and $19.1 million, respectively, were declared to be capital contributions. At September 30, 1997 $5.6 million of the contributions were classified as Accounts
Receivable from Joint Venture Partners. This amount was fully collected by November 5, 1997. Furthermore, the Joint Venture Partners have severally agreed to provide the Company with a $20 million Subordinated
Credit Facility. Periodic advances totaling $17.3 million were made during the shutdown period. At
September 30, 1997 there were no outstanding borrowings under the Subordinated Credit Facility.

The Company has entered into a procurement agreement with Stone pursuant to which Stone will procure wood fiber, at market values, on behalf of the Company.

St. Joe Forest Products  Linerboard Mill Operations

Prior to May 30, 1996, the Mill was owned and operated by SJPC. The information for the five months ended May
30, 1996 is presented for comparative purposes. The intercompany transactions described below may or may not be indicative of what such transactions would have been had SJFPLinerboard Mill Operations operated either as an unaffiliated entity or in affiliation with another entity.

An allocation of costs of overhead of SJPC is included in selling, general and administrative expenses. SJPC provided services in treasury, taxes, benefits administration and legal support and other financial systems and support for which the Mill was billed approximately $400 thousand.

Sales to St. Joe Container Company ("SJCC"), a wholly owned subsidiary of SJFP, amounted to approximately
$36.8 million representing approximately 78,000 tons for the five months ended May 30, 1996. Pricing for these transactions was based on the Pulp & Paper Week
Price Watch: Paper and Paperboard.  In addition,
SJFPLinerboard Mill Operations purchased both linerboard and corrugating medium for SJCC from outside suppliers. The price paid for this rollstock was negotiated with each supplier. SJCC was charged for this rollstock at the prices published in Pulp & Paper
Week.

Purchases of pulpwood and wood chips from St. Joseph
Land and Development Company, a wholly owned subsidiary of SJFP, amounted to approximately $16.9 million representing approximately 570,000 tons for the five months ended May 30, 1996.

The Mill shipped the majority of its product via
Apalachicola Northern Railroad, a subsidiary of SJPC.
Amounts billed for freight amounted to approximately
$1.2 million for the five months ended May 30, 1996.

FLORIDA COAST PAPER COMPANY L.L.C.

Item 2. Management's Discussion and Analysis of
Financial Condition And Results of Operations

General
The following discussion and analysis should be read in conjunction with the financial statements of the Company and St. Joe Forest Products Company_Linerboard
Mill Operations (the "Predecessor") and the notes thereto included elsewhere in this report.
The linerboard market is highly cyclical and sensitive to changes in industry capacity and economic conditions, which in turn, will impact the selling prices for the Company's products. Selling prices for the Mill's products have historically been the primary determinant of the Mill's financial performance. During
1996 prices for the Mill's products declined and continue to remain low as a result of excess industry capacity and weak demand. On April 5, 1997, the Company curtailed production at the Mill until market conditions warranted a resumption of linerboard production. Production was resumed September 19, 1997 and full production resumed October 4, 1997.

Results of Operations
Provided below is certain unaudited financial data for the three and nine months ended September 30, 1997 and 1996:

(dollars in thousands)
               Three Months EndedNine Months Ended
                    September 30,  September 30,
                      1997   1996    1997   1996

Net sales              918 43,496  43,774 125,445
Depreciation expense 3,426  3,343  10,194 14,792
Interest expense     6,022  5,742  17,722  7,698
Loss before
income taxes	  20,565  5,677  44,223 10,506
Net loss            20,565  5,365  44,223  9,118


The decrease in sales from the prior year periods is due to the cessation of production for substantially all of the 1997 second and third quarters. Sales for the nine month period were also negatively impacted by a decrease in average selling prices for linerboard.

The depreciation expense decrease for the nine month period is due to the differences between the Company's depreciation method and estimated fixed asset useful lives as compared with the Predecessor company.

The net loss for the three and nine months ended
September 30, 1997 includes interest expense of $6.0 million and $17.7 million, respectively. The increase in interest expense for the nine months of 1997 over the prior year is due to the Company's debt being outstanding for only four months at September 30, 1996.
The increase over the comparable prior year quarter is due to interest expense incurred on average outstanding borrowings under the Subordinated Credit Facility.

Financial Condition, Liquidity and Capital Resources
The Mill has met its liquidity requirements through cash flows from operations (including the provisions of the Output Purchase Agreement that provide for a minimum purchase price as previously described), from borrowings under its Subordinated Credit Facility and, for the period prior to May 30, 1996, through intercompany advances from SJPC.
For the nine months ended September 30, 1997 the Company had negative operating cash flow of $21.7 million primarily as a result of the significant loss incurred. During the shutdown period the Company's liquidity needs were funded by the Joint Venture
Partners through periodic advances under the Subordinated Credit Facility (approximately $17.3 million, all of which has been repaid) and from the minimum purchase price provisions of the Output
Purchase Agreement.
The Company's principal liquidity requirements consist of debt service and funding of capital expenditures.
At September 30, 1997 the Company had outstanding approximately $176.9 million of indebtedness, consisting of $165 million 12 3/4% Series B First
Mortgage Notes due June 1, 2004 (the "Notes") and $11.9
million of 13 1/4% Subordinated debt due June 1, 2004
(the "Seller Note"). Pursuant to the terms of the Seller Note, the Company expects to pay interest in kind on this Subordinated indebtedness. The Company also has a $20 million Subordinated Credit Facility provided by its Joint Venture Partners under which there were no outstanding borrowings as of September
30, 1997.
Pursuant to the Output Purchase Agreement, the Company must use its best efforts to operate the Mill at an annual production rate not less than the average capacity utilization rate of domestic linerboard producers. Due to the six month shutdown of the Mill, the required production rate will not be achieved for 1997. The indenture under which the Notes were issued (the "Mortgage Note Indenture"), provides that a default under the Output Purchase Agreement constitutes an event of default under the Mortgage Note Indenture.
If any event of default occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes may declare all the Notes to be due and payable immediately. The default, if any, will be measured at the time the industry data for 1997 is available. Therefore, even though it is anticipated that the required production levels will not be achieved, no event of default can occur until such time.

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


                   FLORIDA COAST PAPER COMPANY,L.L.C.
                   FLORIDA COAST FINANCE CORP.



                   RANDOLPH C. READ
			Randolph C. Read
                 	Chief Financial Officer and
			Treasurer
                  (Principal Accounting Officer
			and duly authorized signatory)
Date: November 12, 1997